Form 10QSB
period 1996-03-31
WESTERN COUNTRY CLUBS INC
filed 1996-05-14
CIK 916298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from               to                 .


COMMISSION FILE NUMBER: O-24058


                     WESTERN COUNTRY CLUBS, INC.
        Exact name of Registrant as specified in its charter


Colorado                                         84-1131343
(State or other jurisdiction of                  I.R.S. Employer
 incorporation or organization)                  Identification No.


1601 WEST EVANS, DENVER, CO                      80223
Address of principal executive offices           Zip Code


  Registrant's telephone number, including area code:  303-934-2424


Former name, former address and former fiscal year, if changed since last report: NA


Check whether the Registrant (1) has filed an annual, quarterly and other reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:  Yes  X     No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,973,921 common shares were outstanding as of March 31, 1996.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION

Unaudited Consolidated Balance Sheet - March 31, 1996                 2 and 3

Unaudited Consolidated Income Statement - For the
  Three Months Ended March 31, 1996 and 1995                              4

Unaudited Consolidated Statement of Stockholders' Equity -
  For the Three Months Ended March 31, 1996                               5

Unaudited Consolidated Statement of Cash Flows - For the
  Three Months Ended March 31, 1996 and 1995                              6

Notes to Unaudited Financial Statements                                   7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     9

PART II.  OTHER INFORMATION                                               12

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                           March 31, 1996


                               ASSETS

Current assets:
  Cash                                                            $  199,667
  Accounts receivable                                                104,006
  Notes receivable - Cowboys                                         100,000
  Inventories                                                         92,413
  Prepaid expenses                                                   158,293
  Pre-opening expenses                                                39,204
  Deferred income taxes (Note 2)                                     126,000
  Refundable income taxes                                            170,683
                                                                     -------
    Total current assets                                             990,266

Property and equipment, at cost:
  Land and improvements                                              224,989
  Building and improvements                                          755,900
  Leasehold improvements                                           2,605,709
  Equipment                                                          526,709
  Furniture and fixtures                                             427,009
                                                                   ---------
                                                                   4,540,316
Less accumulated depreciation and amortization                      (827,752)
                                                                   ---------
  Net property and equipment                                       3,712,564

Other assets:
  Deferred income taxes (Note 2)                                     102,000
  Goodwill, net of amortization                                      553,749
  Covenant not to compete, net of amortization                       498,838
  Deposits and other                                                 127,687
                                                                   ---------
    Total other assets                                             1,282,274
                                                                  ----------
                                                                  $5,985,104
                                                                  ==========
                       See accompanying notes.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                           March 31, 1996


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $   98,141
  Notes payable                                                      208,044
  Notes payable - related parties (Note 3)                           344,535
  Income taxes payable                                                73,900
  Accrued expenses                                                   307,695
  Current portion of long-term debt                                   73,964
  Current portion of liability under non-compete
    agreement                                                        230,247
                                                                   ---------
    Total current liabilities                                      1,336,526

Long-term debt                                                       539,591

Liability under non-compete agreement                                154,724

Equity interest of other partners in
  consolidated subsidiaries                                          221,965

Contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized, none
    issued and outstanding                                                 -
  Common stock, $.01 par value; 25,000,000
    shares authorized, 2,973,921 shares issued
    and outstanding                                                   29,739
  Additional paid-in capital                                       3,855,446
  Retained earnings (deficit)                                       (152,887)
                                                                   ---------
    Total stockholders' equity                                     3,732,298
                                                                  ----------
                                                                  $5,985,104
                                                                  ==========
                       See accompanying notes.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED INCOME STATEMENT

         For the Three Months Ended March 31, 1996 and 1995


                                                           1996        1995
Revenues:                                                ---------   ---------
  Beverage and food sales                               $1,440,596  $1,725,825
  Admission fees and other revenues                        697,132     728,341
                                                         ---------   ---------
   Total revenues                                        2,137,728   2,454,166

Costs and expenses:
  Cost of products and services                            620,898     651,101
  Depreciation and amortization                            159,831     208,171
  Interest                                                  37,490      30,680
  General and administrative expenses                    1,175,828   1,260,152
                                                         ---------   ---------
   Total costs and expenses                              1,994,047   2,150,104
                                                         ---------   ---------
Income before taxes and minority interest                  143,681     304,062

Provision for income taxes (Note 2)                         44,973     113,377
                                                         ---------   ---------
Income before minority interest                             98,708     190,685

Other partners' interests in net income of
  consolidated subsidiaries, net of income
  tax benefit of $2,073 (1996) and
  $10,377 (1995)                                             8,038      17,443
                                                         ---------   ---------
Net income                                              $   90,670  $  173,242
                                                         =========   =========
Net income per common share                             $      .03  $      .05
                                                         =========   =========
Weighted average common shares outstanding               3,085,000   3,456,000
                                                         =========   =========
                         See accompanying notes.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                For the Three Months Ended March 31, 1996


                                                        Additional  Retained
                                       Common stock       paid-in   earnings
                                       shares   amount    capital  (deficit)
                                     --------- --------  --------- ---------
Balance, December 31, 1995           2,944,721  $29,447 $3,782,738 $(243,557)

Common stock issued for cash
  in private placement
  (Note 4)                              29,200      292     72,708         -

Net income for the three
  months ended March 31,
  1996                                       -        -          -    90,670
                                     ---------   ------  ---------  --------
Balance, March 31, 1996              2,973,921  $29,739 $3,855,446 $(152,887)
                                     =========   ======  =========  =========
                        See accompanying notes.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

          For the Three Months Ended March 31, 1996 and 1995


                                                           1996         1995
Cash flows from operating activities:                    ---------  ----------
  Net income                                            $   90,670 $   173,242
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       159,831     208,171
       Minority interest in earnings of
        subsidiaries                                        10,111      27,820
       Deferred tax provision                              (31,000)    (35,000)
       Increase in present value of liability
        under non-compete agreement                         10,268      10,268
       Change in assets and liabilities:
        Increase in accounts receivable                    (68,473)    (83,668)
        (Increase) decrease in inventories                   4,454      (7,149)
        Increase in prepaid expenses                       (61,552)          -
        Increase in refundable income taxes                (10,563)          -
        Decrease in accounts payable                       (82,214)     (6,652)
        Increase in income taxes payable                    73,900      23,000
        Increase (decrease) in accrued expenses             48,196     (57,326)
                                                           -------     -------
        Total adjustments                                   52,958      79,464
                                                           -------     -------
       Net cash provided by operating activities           143,628     252,706

Cash flows from investing activities:
  Acquisition of property and equipment                     (2,580)    (43,406)
  Decrease in deposits and other assets                      9,750      22,273
                                                           -------     -------
       Net cash provided by (used in) investing
        activities                                           7,170     (21,133)

Cash flows from financing activities:
  Repurchase of common stock                                     -    (280,000)
  Proceeds from sale of common stock                        73,000           -
  Partnership distributions to minority interest            (6,000)    (28,000)
  Repayments of notes payable                             (341,970)   (142,840)
  Borrowings from related parties                          100,000           -
                                                           -------     -------
       Net cash used in financing activities              (174,970)   (450,840)
                                                           -------     -------
Decrease in cash                                           (24,172)   (219,267)

Cash at beginning of period                                223,839     520,940
                                                         ---------   ---------
Cash at end of period                                   $  199,667  $  301,673
                                                         =========   =========
                         See accompanying notes.

           WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1996


1.  Basis of presentation

  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

  Certain reclassifications have been made to the March 31, 1995 financial statements to conform to the March 31, 1996 presentation.

2.  Income taxes

  The provision for income taxes at March 31, 1996 and 1995 consists of the following:
                                                  1996                1995
                                                --------            --------
    Current taxes                                $73,900            $138,000
    Deferred taxes                               (31,000)            (35,000)
                                                 -------             -------
                                                  42,900             103,000
    Taxes allocated to other partners'
      interests in net income                      2,073              10,377
                                                  ------             -------
    Provision for income taxes                   $44,974            $113,377
                                                 =======            ========
  At March 31, 1996, the Company has recorded a deferred income tax asset of $228,000 arising from the compensation element of stock options granted, book depreciation and amortization in excess of tax depreciation and amortization and book/tax basis differences arising from the acquisitions of minority interests of consolidated partnerships.

3.  Related party transactions

  During the quarter ended March 31, 1996, the Company borrowed
  $100,000 from a company owned by the Company's president and repaid $248,465 to International Entertainment Consultants, Inc., a company owned by a relative of the Company's president.

         WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1996


4.  Private placement

  The Company is currently offering for sale in a private placement, 400,000 shares of the Company's common stock at $2.50 per share. During the quarter ended March 31, 1996, the Company sold 29,200 shares of common stock resulting in gross proceeds of $73,000.

5.  Contingent liabilities

  The Company is currently negotiating to dispose of its interest in Cowboys Concert Hall/Atlanta, Ltd. ("CCHA, Ltd.", the partnership that owns the Atlanta club). The Company anticipates that it will be relieved of any further obligations to fund the operations of the Atlanta club, in exchange for its limited partnership interest in CCHA, Ltd. and forgiveness of the loans made to the limited partnership.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                    QUARTER ENDED MARCH 31, 1996
                ************************************


MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

During the three months ended March 31, 1996, the Company generated $143,628 in cash flows from operations compared to $252,706 from operations for the three months ended March 31, 1995.

As of March 31, 1996, the Company had cash of $199,667, which was generated from operating activities and financing activities and prior period partner contributions. For additional details, see the Consolidated Statement of Cash Flows.

The Company has and is aggressively looking toward expanding its operations in the future. Potential club locations are being considered in both the Midwestern and Southwestern sections of the country. This growth strategy is what will dictate how funds will be spent through the next quarter and the year beyond. Additional nightclubs may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity or debt offerings, or a combination of the foregoing. The Company may also purchase existing clubs through transactions involving the issuance of the Company's stock and/or cash.

Pre-opening expenses for the Tucson club were incurred during the renovation of the facility from July 18 through September 27, 1995 and are reported as an asset. This asset is being written off against income during the first year of operations and should be fully amortized in the quarter ended September 30, 1996.

Property and equipment is primarily made up of assets required to open and operate the country western clubs in Arizona, Indiana and Missouri; and include additions and improvements made during the Tucson club renovation in the quarter ended September 30, 1995.
Leasehold improvements total $2,605,709; equipment, furniture and fixtures $953,718; land and buildings $860,900; and parking lot improvements of $119,989. The improvements were financed with long-term borrowings, partnership capital and proceeds from the Company's public offering.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


The Company has recorded a deferred tax asset of $228,000 at March 31, 1996 representing temporary differences of approximately $575,000 between book income and taxable income. the reversal of existing temporary differences would allow approximately $42,000 of deferred taxes to be recovered as a carryback against prior years' taxes paid. Realization of the remaining $186,000 deferred tax asset is dependent upon the Company generating sufficient taxable income to offset the additional future tax deductions. Average annual taxable income necessary for the next 15 years to realize the deferred tax asset amounts to approximately $70,000. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized because if the Company had not owned 50% interest in the Atlanta club for six months during 1995, the pro forma net income before provision for income taxes would have been $308,266 for the year ended December 31, 1995.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

Total revenues from operations from the Indianapolis club amounted to $508,264 for the three months ended March 31, 1996. This represents a 27.6% decrease in revenue from operations of $701,649 for the three months ended March 31, 1995. The Company's second country western club opened May 18, 1994 and a third country western club in Tucson, Arizona was purchased and commenced Company operations on November 1, 1994. Total revenues from operations for the St. Louis and Tucson clubs amounted to $1,024,822 and $595,804, respectively, for the three months ended March 31, 1996. This represents a 3.1% decrease in revenue from operations of $1,057,244 for the St. Louis club and a 6.9% decrease in revenue from operations of $639,973 for the Tucson club for the three months ended March 31, 1995. Miscellaneous revenues generated by the Company were $8,838 for the three month period ended March 31, 1996.

The quarter's consolidated revenue of $2,137,728 represents beverage and food sales, admission fees, and other income. Of the consolidated revenue for the quarter, 23.8% represents revenue from the Indianapolis club. The St. Louis and Tucson clubs generated revenues of 47.9% and 27.9%, respectively, and miscellaneous income generated 0.4% of the revenue for the three months ended March 31, 1996. Total revenue for the three months ended March 31, 1996 decreased $316,438 or 12.9% from total revenue reported for the quarter ended March 31, 1995.

The Company's consolidated net income before provision for income taxes of $143,681 for the three months ended March 31, 1996 represents a decrease from the net income before provision for income taxes of $304,062 for the three months ended March 31, 1995.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


The decrease in cost of products and services, and general and administrative expenses for the three months ended March 31, 1996 represent reductions in the cost of operations effected by management as a result of the decreases in revenues for the period.

The decrease in depreciation and amortization expenses for the three months ended March 31, 1996 represents a reduction in amortization of pre-opening expenses for the St. Louis and Indianapolis facilities which were written off against income during the first year of operations and were fully amortized in the quarter ended June 30, 1995.

Other partners' and shareholders' interests in net income of consolidated subsidiaries represents income attributable to limited partners interests in WCC I, Ltd. and are treated as a reduction to income for the Company's consolidated statement. Decreases in the amount for the quarter ended March 31, 1996 are related to the decrease in revenues experienced by the Company.

                              PART II

                          OTHER INFORMATION



Item 1:   Legal Proceedings

        None

Item 2:Changes in Securities

        None

Item 3:Default Upon Senior Securities

        None

Item 4:Submission of Matters to a Vote of Security Holders

        None

Item 5:   Other Information

        None

Item 6:Exhibits and Reports on Form 8-K

           a.    Exhibits

                       None

           b.    Reports on form 8-K:

  During the quarter ended March 31, 1996, the Registrant has filed no reports on Form 8-K.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Western Country Clubs, Inc.
                                         (Registrant)



                                               By /s/ Troy Lowrie
                                             Troy Lowrie, President


May 14, 1996