Form 10QSB
period 1996-06-30
WESTERN COUNTRY CLUBS INC
filed 1996-07-25
CIK 916298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to                 .



COMMISSION FILE NUMBER: O-24058
                        -------

                     WESTERN COUNTRY CLUBS, INC.
                     ---------------------------
        Exact name of Registrant as specified in its charter


Colorado                                         84-1131343
- --------                                         ----------
(State or other jurisdiction of                  I.R.S. Employer
 incorporation or organization)                  Identification No.


1601 WEST EVANS, DENVER, CO                      80223
- ---------------------------                      -----
Address of principal executive offices           Zip Code


Registrant's telephone number, including area code:  303-934-2424
                                                     ------------

Former name, former address and former fiscal year, if changed since last report: NA
             --

Check whether the Registrant (1) has filed an annual, quarterly and other reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:  Yes  X     No
                   ---      ---
                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,031,921 common shares were outstanding as of June 30, 1996.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES



                                INDEX
                                -----

                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION
- -------   ---------------------
Unaudited Consolidated Balance Sheet - June 30, 1996                  2 and 3

Unaudited Consolidated Income Statement - For the
  Six Months Ended June 30, 1996 and 1995                                 4

Unaudited Consolidated Income Statement - For the
  Three Months Ended June 30, 1996 and 1995                               5

Unaudited Consolidated Statement of Stockholders' Equity -
  For the Six Months Ended June 30, 1996                                  6

Unaudited Consolidated Statement of Cash Flows - For the
  Six Months Ended June 30, 1996 and 1995                                 7

Notes to Unaudited Consolidated Financial Statements                      8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     10

PART II.  OTHER INFORMATION                                               13
- --------  -----------------

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                            June 30, 1996


                               ASSETS
                               ------
Current assets:
  Cash                                                            $  192,653
  Accounts receivable                                                125,167
  Notes receivable - Cowboys                                         100,000
  Inventories                                                         82,920
  Prepaid expenses                                                   119,743
  Pre-opening expenses                                                26,136
  Deferred income taxes (Note 2)                                     140,000
  Refundable income taxes                                            108,561
                                                                 -----------
    Total current assets                                             895,180

Property and equipment, at cost:
  Land and improvements                                              224,989
  Building and improvements                                          755,900
  Leasehold improvements                                           2,605,709
  Equipment                                                          533,709
  Furniture and fixtures                                             433,657
                                                                 -----------
                                                                   4,553,964
Less accumulated depreciation and amortization                      (932,723)
                                                                 -----------
  Net property and equipment                                       3,621,241

Other assets:
  Deferred income taxes (Note 2)                                    119,000
  Goodwill, net of amortization                                     530,466
  Covenant not to compete, net of amortization                      489,657
  Deposits and other                                                125,357
                                                                 ----------
    Total other assets                                            1,264,480
                                                                 ----------
                                                                 $5,780,901
                                                                 ==========






                       See accompanying notes.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                            June 30, 1996


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
  Accounts payable                                                $  108,397
  Notes payable                                                      131,003
  Notes payable - related parties (Note 3)                           100,000
  Income taxes payable                                                85,100
  Accrued expenses                                                   325,872
  Current portion of long-term debt                                   75,996
  Current portion of liability under non-compete
    agreement                                                        238,712
                                                                  ----------
    Total current liabilities                                      1,065,080

Long-term debt                                                       519,812

Liability under non-compete agreement                                156,527

Equity interest of other partners in
  consolidated subsidiaries                                          215,623

Contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized, none
    issued and outstanding                                                 -
  Common stock, $.01 par value; 25,000,000
    shares authorized, 3,031,921 shares issued
    and outstanding                                                   30,319
  Additional paid-in capital                                       3,999,866
  Retained earnings (deficit)                                       (206,326)
                                                                  ----------
    Total stockholders' equity                                     3,823,859
                                                                  ----------
                                                                  $5,780,901
                                                                  ==========







                          See accompanying notes.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED INCOME STATEMENT

           For the Six Months Ended June 30, 1996 and 1995


                                                           1996        1995
Revenues:                                               ----------  ----------
  Beverage and food sales                               $2,545,785  $3,301,591
  Admission fees and other revenues                      1,350,229   1,403,930
                                                        ----------  ----------
   Total revenues                                        3,896,014   4,705,521

Costs and expenses:
  Cost of products and services                          1,175,054   1,319,446
  Depreciation and amortization                            312,664     405,353
  Interest                                                  76,801      59,928
  General and administrative expenses                    2,254,693   2,492,837
                                                        ----------  ----------
   Total costs and expenses                              3,819,212   4,277,564
                                                        ----------  ----------
Income before taxes and minority interest                   76,802     427,957

Provision for income taxes (Note 2)                         29,951     159,841
                                                          ---------  --------
Income before minority interest                             46,851     268,116

Other partners' interests in net income of
  consolidated subsidiaries, net of income
  tax provision of $6,151 (1996) and
  $14,841 (1995)                                             9,620      24,948
                                                        ----------  ----------
Net income                                              $   37,231  $  243,168
                                                        ==========  ==========
Net income per common share                             $      .01  $      .07
                                                        ==========  ==========
Weighted average common shares outstanding               3,109,000   3,243,000
                                                        ==========  ==========








                            See accompanying notes.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED INCOME STATEMENT

            For the Three Months Ended June 30, 1996 and 1995


                                                           1996        1995
Revenues:                                               ----------  ----------
  Beverage and food sales                               $1,105,189  $1,575,766
  Admission fees and other revenues                        653,097     675,589
                                                        ----------  ----------
   Total revenues                                        1,758,286   2,251,355

Costs and expenses:
  Cost of products and services                            554,156     668,345
  Depreciation and amortization                            152,833     197,182
  Interest                                                  39,311      29,248
  General and administrative expenses                    1,078,865   1,232,685
                                                        ----------  ----------
   Total costs and expenses                              1,825,165   2,127,460
                                                        ----------  ----------
Income (loss) before taxes and minority interest           (66,879)    123,895

Provision for income taxes (Note 2)                        (15,022)     46,464
                                                        ----------  ----------
Income (loss) before minority interest                     (51,857)     77,431

Other partners' interests in net income of
  consolidated subsidiaries, net of income
  tax provision of $4,078 (1996) and
  $4,464 (1995)                                              1,582       7,505
                                                        ----------  ----------
Net income (loss)                                       $  (53,439) $   69,926
                                                        ==========  ==========
Net income (loss) per common share                      $    (.02)  $      .02
                                                        ==========  ==========
Weighted average common shares outstanding               3,133,000   3,040,000
                                                        ==========  ==========








                              See accompanying notes.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Six Months Ended June 30, 1996


                                                       Additional Retained
                                      Common stock      paid-in   earnings
                                     ---------------
                                     shares   amount    capital  (deficit)
                                     ------- -------    -------  ---------
Balance, December 31, 1995         2,944,721  $29,447 $3,782,738 $(243,557)

Common stock issued for cash
  in private placement
  (Note 4)                            87,200      872    217,128         -

Net income for the six
  months ended June 30,
  1996                                     -        -          -    37,231
                                   ---------  ------- ---------- ----------
Balance, June 30, 1996             3,031,921  $30,319 $3,999,866 $(206,326)
                                   =========  ======= ========== ==========








                            See accompanying notes.

              WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Six Months Ended June 30, 1996 and 1995


                                                            1996         1995
Cash flows from operating activities:                    --------- -----------
  Net income                                             $  37,231 $   243,168
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       312,664     405,353
       Minority interest in earnings of
        subsidiaries                                       15,771      39,789
       Deferred tax provision                             (62,000)    (57,000)
       Increase in present value of liability
        under non-compete agreement                        20,533     20,536
       Change in assets and liabilities:
        Increase in accounts receivable                   (89,634)    (62,199)
        (Increase) decrease in inventories                 13,947      (7,930)
        Increase in prepaid expenses                      (23,002)          -
        Decrease in refundable income taxes                51,559           -
        Increase (decrease) in accounts payable           (71,958)     32,162
        Increase (decrease) in income taxes
          payable                                          85,100     (23,000)
        Increase (decrease) in accrued expenses            66,373     (59,428)
                                                        ---------  -----------
        Total adjustments                                 319,353     288,283
                                                        ---------  -----------
       Net cash provided by operating activities          356,584     531,451

Cash flows from investing activities:
  Investment in limited partnership                             -    (439,322)
  Acquisition of property and equipment                   (16,227)    (53,731)
  Decrease in deposits and other assets                     9,750      22,273
                                                        ---------  ----------
       Net cash used in investing activities               (6,477)   (470,780)

Cash flows from financing activities:
  Repurchase of common stock                                    -    (280,000)
  Proceeds from sale of common stock                      218,000
  Proceeds from exercise of stock options                       -      67,500
  Partnership distributions to minority interest          (18,000)    (37,000)
  Repayments of notes payable                            (681,293)   (158,764)
  Borrowings from related parties                         100,000           -
                                                        ---------  ----------
       Net cash used in financing activities             (381,293)   (408,264)
                                                        ---------  ----------
Decrease in cash                                          (31,186)   (347,593)

Cash at beginning of period                               223,839     520,940
                                                        ---------  ----------
Cash at end of period                                  $  192,653  $  173,347
                                                       ==========  ==========


                            See accompanying notes.

              WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996

1.  Basis of presentation
    ---------------------
  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 1996, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995.

  Certain reclassifications have been made to the June 30, 1995 financial statements to conform to the June 30, 1996 presentation.

2.  Income taxes
    ------------
  The provision for income taxes for the six months ended June 30,
  1996 and 1995 consists of the following:
                                                   1996             1995
                                                ---------        ---------
     Current taxes                               $85,800          $202,000
     Deferred taxes                              (62,000)           57,000
                                                ---------        ---------
                                                  23,800           145,000
     Taxes allocated to other partners'
       interests in net income                     6,151            14,841
                                                ---------        ---------
     Provision for income taxes                  $29,951          $159,841
                                                =========        =========
  At June 30, 1996, the Company has recorded a deferred income tax asset of $259,000 arising from the compensation element of stock options granted, book depreciation and amortization in excess of tax depreciation and amortization and book/tax basis differences arising from the acquisitions of minority interests of consolidated partnerships.

3.  Related party transactions
    --------------------------
  During the six months ended June 30, 1996, the Company borrowed $100,000 from a company owned by the Company's president, which amount was repaid prior to June 30, 1996, and repaid $393,000 to International Entertainment Consultants, Inc., a company owned by a relative of the Company's president.

4.  Private placement
    -----------------

  The Company is currently offering for sale in a private placement, 400,000 shares of the Company's common stock at $2.50 per share. During the six months ended June 30, 1996, the Company sold 87,200 shares of common stock resulting in net proceeds of $218,000.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1996

5.  Contingent liabilities
    ----------------------
  The Company is currently negotiating to dispose of its interest in Cowboys Concert Hall/Atlanta, Ltd. ("CCHA, Ltd."), the partnership that owns the Atlanta club. The Company anticipates that it will be relieved of any further obligations to fund the operations of the Atlanta club, in exchange for its limited partnership interest in CCHA, Ltd. and forgiveness of the loans made to the limited partnership. The limited partnership interest and loans were written-off by the Company as of December 31, 1995.

                WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                    QUARTER ENDED MARCH 31, 1996
                ************************************


MATERIAL CHANGES IN FINANCIAL CONDITION
- ---------------------------------------
Liquidity and Capital Resources

During the six months ended June 30, 1996, the Company generated $356,584 in cash flows from operations compared to $531,451 from operations for the six months ended June 30, 1995. The decrease in cash flows for the six months ended June 30, 1996 is primarily due to the decrease in revenues experienced by the Company during the six months ended June 30, 1996.

As of June 30, 1996, the Company had cash of $192,653, which was generated from operating activities and financing activities and prior period partner contributions. For additional details, see the Consolidated Statement of Cash Flows.

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

Property and equipment is primarily made up of assets required to open and operate the country western clubs in Arizona, Indiana and Missouri; and include additions and improvements made during the Tucson club renovation in the quarter ended September 30, 1995. Leasehold improvements total $2,605,709; equipment, furniture and fixtures $967,366; land and buildings $860,900; and parking lot improvements of $119,989. The improvements were financed with long-term borrowings, partnership capital and proceeds from the Company's public offering.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


The Company has recorded a deferred tax asset of $259,000 at June 30, 1996 representing temporary differences of approximately $662,000 between book income and taxable income. The reversal of existing temporary differences would allow approximately $42,000 of deferred tax assets to be recovered as a carryback against prior years' taxes paid. Realization of the remaining $217,000 deferred tax asset is dependent upon the Company generating sufficient taxable income to offset the additional future tax deductions. Average annual taxable income necessary for the next 15 years to realize the deferred tax asset amounts to approximately $77,000. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized because the pro forma net income before provision for income taxes would have been $308,266 for the year ended December 31, 1995 if the Company had not owned a 50% interest in the Atlanta club for six months during 1995.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
- ---------------------------------------------
Total revenues from operations from the Indianapolis club amounted to $502,040 for the three months ended June 30, 1996. This represents a 13.2% decrease in revenue from operations of $578,573 for the three months ended June 30, 1995. The Company's second country western club opened May 18, 1994 and a third country western club in Tucson, Arizona was purchased and commenced Company operations on November 1, 1994. Total revenues from operations for the St. Louis and Tucson clubs amounted to $806,758 and $448,347, respectively, for the three months ended June 30, 1996. This represents a 15.4% decrease in revenue from operations of $953,427 for the St. Louis club and a 34.7% decrease in revenue from operations of $686,438 for the Tucson club for the three months ended June 30, 1995. Miscellaneous revenues generated by the Company were $1,141 for the three month period ended June 30, 1996.

Total revenues from operations from the Indianapolis club amounted to $1,010,304 for the six months ended June 30, 1996. This represents a 21.1% decrease in revenue from operations of $1,280,222 for the six months ended June 30, 1995. Total revenues from operations for the St. Louis and Tucson clubs amounted to $1,831,580 and $1,044,151, respectively, for the six months ended June 30, 1996. This represents an 8.9% decrease in revenue from operations of $2,010,671 for the St. Louis club and a 21.3% decrease in revenue from operations of $1,326,411 for the Tucson club for the six months ended June 30, 1995. Miscellaneous revenues generated by the Company were $9,979 for the six month period ended June 30, 1996.

The quarter's consolidated revenue of $1,758,286 represents beverage and food sales, admission fees, and other income. Of the consolidated revenue for the quarter, 28.6% represents revenue from the Indianapolis club. The St. Louis and Tucson clubs generated revenues of 45.9% and 25.5%, respectively, for the three months ended June 30, 1996. Total revenue for the three months ended June 30, 1996 decreased $493,069 or 21.9% from total revenue reported for the quarter ended June 30, 1995.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


The six month period consolidated revenue of $3,896,014 represents beverage and food sales, admission fees, and other income. Of the consolidated revenue for the quarter, 26.0% represents revenue from the Indianapolis club. The St. Louis and Tucson clubs generated revenues of 47.1% and 26.9%, respectively, for the six months ended June 30, 1996. Total revenue for the six months ended June 30, 1996 decreased $809,507 or 17.2% from total revenue reported for the six months ended June 30, 1995.

The Company's consolidated net loss before provision for income taxes and minority interest of $(66,879) for the three months ended June 30, 1996 represents a decrease from the net income before provision for taxes and minority interest of $123,895 for the three months ended June 30, 1995.

The Company's consolidated net income before provision for income taxes and minority interest of $76,802 for the six months ended June 30, 1996 represents a decrease of 82.1% from the net income before provision for taxes and minority interest of $427,957 for the six months ended June 30, 1995.

The decreases in cost of products and services, and general and administrative expenses for the three months and six months ended June 30, 1996 represent reductions in the cost of operations effected by management as a result of the decrease in revenues for the period.

The decrease in depreciation and amortization expenses for the three months and six months ended June 30, 1996 represents a reduction in amortization of pre-opening expenses for the St. Louis and Indianapolis facilities which were written off against income during the first year of operations and were fully amortized in the quarter ended June 30, 1995.

Other partners' and shareholders' interests in net income of consolidated subsidiaries represents income attributable to limited partners interests in WCC I, Ltd. and are treated as a reduction to income for the Company's consolidated statement. Decreases in the amount for the three months and six months ended June 30, 1996 are related to the decrease in revenues experienced by the Company.

                               PART II

                          OTHER INFORMATION
                          -----------------


Item 1:     Legal Proceedings
            -----------------
  None

Item 2:     Changes in Securities
            ---------------------
  None

Item 3:     Default Upon Senior Securities
            ------------------------------
  None

Item 4:     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
  None

Item 5:     Other Information
            -----------------
  None

Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------
  a.        Exhibits

            None

  b.        Reports on form 8-K:

  During the quarter ended June 30, 1996, the Registrant has filed no reports on Form 8-K.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Western Country Clubs, Inc.
                                         ---------------------------
                                         (Registrant)



                                               By /s/ Troy Lowrie
                                             Troy Lowrie, President


July 24, 1996
                                      14