Form 10QSB
period 1996-09-30
WESTERN COUNTRY CLUBS INC
filed 1996-10-25
CIK 916298

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

3,119,921 common shares were outstanding as of October 16, 1996.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page No.

PART I.   FINANCIAL INFORMATION

Unaudited Consolidated Balance Sheet - September
  30, 1996                                                            2 and 3

Unaudited Consolidated Statement of operations - For
  the Nine Months Ended September 30, 1996 and 1995                       4

Unaudited Consolidated Statement of Operations - For
  the Three Months Ended September 30, 1996 and 1995                      5

Unaudited Consolidated Statement of Stockholders'
  Equity - For the Nine Months Ended September 30,
  1996                                                                    6

Unaudited Consolidated Statement of Cash Flows -
  For the Nine Months Ended September 30, 1996 and
  1995                                                                    7

Notes to Unaudited Consolidated Financial Statements                      8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     11

PART II.  OTHER INFORMATION                                               14

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                         September 30, 1996


                               ASSETS

Current assets:
  Cash                                                            $  186,509
  Accounts receivable                                                104,771
  Notes receivable - Cowboys                                         100,000
  Inventories                                                         84,599
  Prepaid expenses                                                    99,777
  Pre-opening expenses                                                13,068
  Deferred income taxes (Note 2)                                     154,000
  Refundable income taxes                                            109,975

    Total current assets                                             852,699

Property and equipment, at cost:
  Land and improvements                                              224,989
  Building and improvements                                          755,900
  Leasehold improvements                                           2,605,709
  Equipment                                                          546,976
  Furniture and fixtures                                             433,657

                                                                   4,567,231
  Less accumulated depreciation and amortization                  (1,037,694)

  Net property and equipment                                       3,529,537

Other assets:
  Deferred income taxes (Note 2)                                     136,000
  Goodwill, net of amortization                                      507,184
  Covenant not to compete, net of amortization                       480,476
  Deposits and other                                                 123,027

    Total other assets                                             1,246,687

                                                                  $5,628,923

                       See accompanying notes.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                         September 30, 1996


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $  116,420
  Notes payable                                                      300,035
  Income taxes payable                                                94,400
  Accrued expenses                                                   353,500
  Current portion of long-term debt                                   78,083

     Total current liabilities                                       942,438

Long-term debt                                                       499,492

Equity interest of other partners in
  consolidated subsidiary                                            215,320

Contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.10 par value;
    10,000,000 shares authorized, none
    issued and outstanding                                                 -
  Common stock, $.01 par value; 25,000,000
    shares authorized, 3,119,921 shares issued
    and outstanding                                                   31,199
  Additional paid-in capital                                       4,183,986
  Retained earnings (deficit)                                       (243,512)

    Total stockholders' equity                                     3,971,673

                                                                  $5,628,923

                       See accompanying notes.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

          For the Nine Months Ended September 30, 1996 and 1995

                                                           1996        1995
Revenues:
  Beverage and food sales                               $3,544,385  $4,426,273
  Admission fees and other revenues                      1,967,085   1,971,865

   Total revenues                                        5,511,470   6,398,138

Costs and expenses:
  Cost of products and services                          1,623,473   1,742,151
  Depreciation and amortization                            465,496     499,454
  Interest                                                 109,425      91,411
  General and administrative expenses                    3,390,571   3,553,953
  Loss on write-off of improvements                              -      11,930

   Total costs and expenses                              5,588,965   5,898,899

Income (loss) before taxes, minority
  interest, equity in loss of partnership
  and extraordinary item                                   (77,495)    499,239

Provision (benefit) for income taxes (Note 2)              (26,481)    186,584

Income (loss) before minority interest, equity
  in loss of partnership and extraordinary item            (51,014)    312,655

Other partners' interests in net income of
  consolidated subsidiary, net of income
  tax provision of $9,338 (1996) and
  $17,295 (1995)                                            16,528      28,980

Equity in loss of partnership, net of income
  tax benefit of $23,289                                         -      39,024

Income (loss) before extraordinary item                    (67,542)    244,651

Extraordinary item:
  Gain on extinguishment of debt, net of income
   tax provision of $37,919 (Note 5)                        67,587           -

   Net income                                           $       45  $  244,651

Income (loss) per share before extraordinary item       $     (.02) $      .08
Extraordinary gain                                             .02           -

Net income per common share                             $        *  $      .08

Weighted average common shares outstanding               3,136,000   3,184,000

*  Less than $.01 per share
                         See accompanying notes.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

          For the Three Months Ended September 30, 1996 and 1995

                                                           1996        1995
Revenues:
  Beverage and food sales                               $  998,600  $1,124,682
  Admission fees and other revenues                        616,856     567,935

   Total revenues                                        1,615,456   1,692,617

Costs and expenses:
  Cost of products and services                            448,419     422,705
  Depreciation and amortization                            152,832      94,101
  Interest                                                  32,624      31,483
  General and administrative expenses                    1,135,878   1,061,116
  Loss on write-off of improvements                              -      11,930

   Total costs and expenses                              1,769,753   1,621,335

Income (loss) before taxes, minority
  interest, equity in loss of partnership
  and extraordinary item                                  (154,297)     71,282

Provision (benefit) for income taxes (Note 2)              (56,432)     26,877

Income (loss) before minority interest, equity
  in loss of partnership and extraordinary item            (97,865)     44,405

Other partners' interests in net income of
  consolidated subsidiary, net of income
  tax provision of $3,187 (1996) and
  $2,588 (1995)                                              6,908       3,898

Equity in loss of partnership, net of income
  tax benefit of $23,289                                         -      39,024

Income (loss) before extraordinary item                   (104,773)      1,483

Extraordinary item:
  Gain on extinguishment of debt, net of income
   tax provision of $37,919 (Note 5)                        67,587           -

   Net income (loss)                                    $  (37,186) $    1,483

Income (loss) per share before extraordinary item       $     (.03) $        *
Extraordinary gain                                             .02           -

Net income (loss) per common share                      $     (.01) $        *

Weighted average common shares outstanding               3,131,000   3,069,000


* Less than $.01 per share
                         See accompanying notes.

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the Nine Months Ended September 30, 1996

                                                        Additional  Retained
                                        Common stock     paid-in    earnings
                                       shares   amount    capital  (deficit)

Balance, December 31, 1995           2,944,721  $29,447 $3,782,738 $(243,557)

Common stock issued for cash
  in private placement
  (Note 4)                              95,200      952    237,048         -

Common stock issued pursuant
  to stock compensation plan
  for services rendered
  (Note 4)                              80,000      800    164,200         -

Net income for the nine
  months ended September 30,
  1996                                       -        -          -        45

Balance, September 30, 1996          3,119,921  $31,199 $4,183,986 $(243,512)

                        See accompanying notes.

             WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

         For the Nine Months Ended September 30, 1996 and 1995

                                                           1996         1995
Cash flows from operating activities:
  Net income                                            $       45  $  244,651
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       465,496     499,454
       Minority interest in earnings of
        subsidiaries                                        25,866      46,275
       Equity in loss of limited partnership                     -      62,313
       Gain on extinguishment of debt                     (105,506)          -
       Deferred tax provision                              (93,000)   (106,000)
       Increase in present value of liability
        under non-compete agreement                         30,800      30,804
       Common stock issued for services                    165,000      45,000
       Change in assets and liabilities:
        Increase in accounts receivable                    (69,238)   (161,789)
        (Increase) decrease in inventories                  12,268     (34,865)
        Increase in prepaid expenses                        (3,036)          -
        Increase in pre-opening expenses                         -     (69,696)
        Decrease in refundable income taxes                 50,145           -
        Increase (decrease) in accounts payable            (63,933)    381,465
        Increase in income taxes payable                    94,400       8,290
        Increase (decrease) in accrued expenses             94,001     (70,248)

        Total adjustments                                  603,263     631,003

       Net cash provided by operating activities           603,308     875,654

Cash flows from investing activities:
  Investment in limited partnership                              -    (639,322)
  Acquisition of property and equipment                    (29,494)   (471,620)
  Decrease in deposits and other assets                      9,750      27,713

       Net cash used in investing activities               (19,744) (1,083,229)

Cash flows from financing activities:
  Repurchase of common stock                                     -    (280,000)
  Proceeds from sale of common stock                       238,000           -
  Proceeds from exercise of stock options                        -      67,500
  Partnership distributions to minority interest           (28,400)    (43,400)
  Proceeds from notes payable                              169,032     300,000
  Repayments of notes payable                           (1,099,526)   (175,126)
  Borrowings from related parties                          100,000           -

       Net cash used in financing activities              (620,894)   (131,026)

Decrease in cash                                           (37,330)   (338,601)

Cash at beginning of period                                223,839     520,940

Cash at end of period                                   $  186,509  $  182,339

                         See accompanying notes.

           WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996

1.  Basis of presentation

  The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 1996, and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995.

  Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the September 30, 1996 presentation.

2.  Income taxes

  The provision for income taxes for the nine months ended September
  30, 1996 and 1995 consists of the following:
                                                    1996                1995

   Current taxes                                  $ 95,100            $252,000
   Deferred taxes                                  (93,000)           (106,000)

                                                    (2,100)            146,000
   Taxes allocated to other partners'
     interests in net income                         9,338              17,295

   Taxes allocated to equity in loss of
     partnership                                         -              23,289

   Taxes allocated to gain extinguish-
     ment of debt                                  (37,919)                  -

   Provision (benefit) for income taxes           $(26,481)           $186,584

  At September 30, 1996, the Company has recorded a deferred income tax asset of $290,000 arising from the compensation element of stock options granted, book depreciation and amortization in excess of tax depreciation and amortization and book/tax basis differences arising from the acquisitions of minority interests of consolidated partnerships.

           WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996

3.  Related party transactions

  During the nine months ended September 30, 1996, the Company borrowed $100,000 from a company owned by the Company's president, which amount was repaid, together with $100,000 owed to the Company's president, prior to September 30, 1996. The Company repaid $393,000 to International Entertainment Consultants, Inc., a company owned by a relative of the Company's president.

4.  Issuances of common stock

  Private placement:

  The Company is currently offering for sale in a private placement, 400,000 shares of the Company's common stock at $2.50 per share. During the nine months ended September 30, 1996, the Company sold 95,200 shares of common stock resulting in net proceeds of $238,000.

  Stock compensation plan:

  During the quarter ended September 30, 1996, the Company issued (1) 10,000 shares of the Company's common stock to the Company's president for services rendered and recorded compensation of $35,000, (2) 15,000 shares of the Company's common stock to a consultant as a reduction of accounts payable of $52,500, (3) 10,000 shares of the Company's common stock to a consultant for services valued at $35,000 and (4) 45,000 shares of the Company's common stock and 145,000 options to purchase the Company's common stock at $3.50 per share for three years in exchange for the cancellation of 240,000 options to purchase the Company's common stock at $2.50 per share. Each of the above issuances of common stock was valued at $3.50 per share less the previously recorded compensation where warrants were returned.

5.  Gain on extinguishment of debt

  During September 1996, the Company settled its remaining obligations under the liability relating to the Tucson covenant not to compete for $300,000 in cash. The difference between the amount paid and the basis of the obligation on the books has been recorded as an extraordinary gain of $67,587 (net of the related income tax effect of $37,919).

               WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996

6.  Contingent liabilities

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

  The Company is presently offering to issue 154,000 of its common stock to certain persons in exchange for 77,000 shares of common stock of Cowboys Concert Hall - Arlington, Inc. ("Cowboys") and warrants to purchase an additional 77,000 Cowboys shares as part of a settlement with Cowboys. As partial consideration for the settlement, Cowboys and Cowboys' president jointly and severally will execute and deliver to the Company a promissory note in the amount of $385,000 bearing interest at 8% per annum, and due in one year. There can be no assurance that the exchange offer or the settlement will occur.

           WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                  QUARTER ENDED SEPTEMBER 30, 1996
                ************************************


MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

During the nine months ended September 30, 1996, the Company generated $603,308 in cash flows from operations compared to $875,654 from operations for the nine months ended September 30, 1995. The decrease in cash flows for the nine months ended September 30, 1996 is primarily due to the decrease in revenues experienced by the Company during the nine months ended September 30, 1996.

As of September 30, 1996, the Company had cash of $186,509, which was generated from operating activities and financing activities and prior period partner contributions. For additional details, see the Consolidated Statement of Cash Flows.

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

Pre-opening expenses for the Tucson club were incurred during the renovation of the facility from July 18 through September 27, 1995 and are reported as an asset. This asset is being written off against income during the first year of operations and was fully amortized in the quarter ended September 30, 1996.

Property and equipment is primarily made up of assets required to open and operate the country western clubs in Arizona, Indiana and Missouri; and include additions and improvements made during the Tucson club renovation in the quarter ended September 30, 1995.
Leasehold improvements total $2,605,709; equipment, furniture and fixtures $980,633; land and buildings $860,900; and parking lot improvements of $119,989. The improvements were financed with long-term borrowings, partnership capital and proceeds from the Company's public offering.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

The Company has recorded a deferred tax asset of $290,000 at September 30, 1996 representing temporary differences of approximately $748,000 between book income and taxable income. The reversal of existing temporary differences would allow approximately $42,000 of deferred tax assets to be recovered as a carryback against prior years' taxes paid. Realization of the remaining $248,000 deferred tax asset is dependent upon the Company generating sufficient taxable income to offset the additional future tax deductions. Average annual taxable income necessary for the next 15 years to realize the deferred tax asset amounts to approximately $83,000. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized because the pro forma net income before provision for income taxes would have been $308,266 for the year ended December 31, 1995 if the Company had not owned a 50% interest in the Atlanta club for six months during 1995.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

Total revenues from operations from the Indianapolis club amounted to $460,972 for the three months ended September 30, 1996. This represents a 13.5% decrease in revenue from operations of $532,888 for the three months ended September 30, 1995. The Company's second country western club opened May 18, 1994 and a third country western club in Tucson, Arizona was purchased and commenced Company operations on November 1, 1994. Total revenues from operations for the St. Louis and Tucson clubs amounted to $798,435 and $355,245, respectively, for the three months ended September 30, 1996. This represents a 11.5% decrease in revenue from operations of $902,344 for the St. Louis club and a 63.7% increase in revenue from operations of $216,967 for the Tucson club for the three months ended September 30, 1995. Miscellaneous revenues generated by the Company were $804 for the three month period ended September 30, 1996.

Total revenues from operations from the Indianapolis club amounted to $1,471,276 for the nine months ended September 30, 1996. This represents a 18.9% decrease in revenue from operations of $1,813,109 for the nine months ended September 30, 1995. Total revenues from operations for the St. Louis and Tucson clubs amounted to $2,630,015 and $1,399,396, respectively, for the nine months ended September 30, 1996. This represents an 9.7% decrease in revenue from operations of $2,912,995 for the St. Louis club and a 9.3% decrease in revenue from operations of $1,543,378 for the Tucson club for the nine months ended September 30, 1995. Miscellaneous revenues generated by the Company were $10,783 for the nine month period ended September 30, 1996.

The quarter's consolidated revenue of $1,615,456 represents beverage and food sales, admission fees, and other income. Of the consolidated revenue for the quarter, 28.5% represents revenue from the Indianapolis club. The St. Louis and Tucson clubs generated revenues of 49.4% and 22.0%, respectively, for the three months ended September 30, 1996. Total revenue for the three months ended September 30, 1996 decreased $77,161 or 4.6% from total revenue reported for the quarter ended September 30, 1995.

            WESTERN COUNTRY CLUBS, INC. AND SUBSIDIARIES

The nine month period consolidated revenue of $5,511,470 represents beverage and food sales, admission fees, and other income. Of the consolidated revenue for the nine month period, 26.7% represents revenue from the Indianapolis club. The St. Louis and Tucson clubs generated revenues of 47.7% and 25.4%, respectively, for the nine months ended September 30, 1996. Total revenue for the nine months ended September 30, 1996 decreased $886,668 or 13.9% from total revenue reported for the nine months ended September 30, 1995.

The Company's consolidated net loss before provision for income taxes, minority interest and extraordinary item of $(154,297) for the three months ended September 30, 1996 represents a decrease from the net income before provision for taxes and minority interest of $71,282 for the three months ended September 30, 1995.

The Company's consolidated net loss before provision for income taxes, minority interest and extraordinary item of $(77,495) for the nine months ended September 30, 1996 represents a decrease of 115.5% from the net income before provision for taxes, minority interest and extraordinary item of $499,239 for the nine months ended September 30, 1995.

The decreases in cost of products and services, and general and administrative expenses for the three months and nine months ended September 30, 1996 represent reductions in the cost of operations effected by management as a result of the decrease in revenues for the period.

The decrease in depreciation and amortization expenses for the three months and nine months ended September 30, 1996 represents a reduction in amortization of pre-opening expenses for the St. Louis and Indianapolis facilities which were written off against income during the first year of operations and were fully amortized in the quarter ended September 30, 1995.

Other partners' and shareholders' interests in net income of consolidated subsidiary represents income attributable to limited partners interests in WCC I, Ltd. and are treated as a reduction to income for the Company's consolidated statement. Decreases in the amount for the three months and nine months ended September 30, 1996 are related to the decrease in revenues experienced by the Company.

                               PART II

                          OTHER INFORMATION



Item 1:     Legal Proceedings

  None

Item 2:     Changes in Securities

  None

Item 3:     Default Upon Senior Securities

  None

Item 4:     Submission of Matters to a Vote of Security Holders

  None

Item 5:     Other Information

  None

Item 6:     Exhibits and Reports on Form 8-K

  a.        Exhibits

            None

  b.        Reports on form 8-K:

  The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

  1. Form 8-K, dated August 26, 1996, reporting information under Item 5 thereof.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Western Country Clubs, Inc.
                                         (Registrant)



                                    By______________________________
                                      James E. Blacketer, President


October 23, 1996

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Western Country Clubs, Inc.
                                         (Registrant)



                                    By /s/ James E. Blacketer
                                      James E. Blacketer, President


October 23, 1996