Form 10KSB
period 1996-12-31
WESTERN COUNTRY CLUBS INC
filed 1997-04-15
CIK 916298

                                  FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 1996

                        COMMISSION FILE NUMBER: 0-24058

                          WESTERN COUNTRY CLUBS, INC.
             (Exact name of registrant as specified in its charter)


           COLORADO                                        84-1131343
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                        1601 N.W. EXPRESSWAY, SUITE 1610
                         OKLAHOMA CITY, OKLAHOMA 73118
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including zip code: (405) 848-0996

                             5218 Classen Boulevard
                         Oklahoma City, Oklahoma 73118
                 (Former address, if changed since last report)


Securities to be registered under Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            $.01 PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the
past 90 days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


REVENUES of registrant for year ended December 31, 1996:             $7,667,685

AGGREGATE MARKET VALUE of voting stock held by
  non-affiliates as of March 27, 1997:                               $3,543,750
SHARES OF COMMON STOCK, $.01 par value, outstanding as
  of March 27, 1997:                                                  3,634,721

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held June 10, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                          WESTERN COUNTRY CLUBS, INC.

                         1996 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

    ITEM                                                                    PAGE
    ----                                                                    ----
                                     Part I

 1. Description of Business ..............................................    1
 2. Description of Properties ............................................    7
 3. Legal Proceedings ....................................................    8
 4. Submission of Matters to a Vote of Security Holders ..................    9

                                    Part II

 5. Market for Common Equity and Related Stockholder Matters .............    9
 6. Management's Discussion and Analysis .................................   10
 7. Financial Statements and Supplementary Data ..........................  F-1
 8. Changes In and Disagreements With Accountants on
    Accounting and Financial Disclosure ..................................   14

                                    Part III

 9. Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act ....................   14
10. Executive Compensation ...............................................   14
11. Security Ownership of Certain Beneficial Owners and Management. ......   15
12. Certain Relationships and Related Transactions .......................   15
13. Exhibits and Reports on Form 8-K .....................................   15
    Signatures ...........................................................   19

                                      (i)

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-KSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Western Country Clubs, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989, but had no operations until April 1993. The Company completed its initial public offering of securities in May 1994, from which it received net proceeds of approximately $1.9 million from the sale of 460,000 shares of Common Stock. The Company has filed a registration statement for a public offering of up to 460,000 shares of convertible preferred stock and 1,150,000 warrants to purchase common stock. If completed, the offering is expected to result in net proceeds of approximately $4.0 million, which will be applied to reduce debt, remodel existing Clubs, and develop and acquire additional clubs. A change of control took place in late 1996, which has resulted in the replacement of senior management and changes in the Company's operating strategies. See "New Management and Revised Plan of Operation" and "Management's Discussion and Analysis."

THE COMPANY

     The Company currently operates three "country-western" theme nightclubs located in Indianapolis, Indiana (the "Indy Club"), St. Louis, Missouri (the "St. Louis Club") and Wichita, Kansas, (the "Wichita Club"). During November 1996, the Indy Club and the St. Louis Club began operating under the name InCahoots. These Clubs previously operated under the name A Little Bit of Texas. Each Club combines live entertainment, dancing, bar and food in a country-western atmosphere. The Wichita Cub has operated as InCahoots since its inception in 1994, and also features live entertainment, dancing, bar and food in a country-western atmosphere. The Company acquired its interest in the Wichita Club an 80% general partner interest in

December 1996 from a corporation affiliated with James E. Blacketer and Joe R. Love, new Directors of the Company. The Company recently closed a fourth club located in Tucson, Arizona (the "Tucson Club"), due to continuing losses.

     The Company intends to expand its network of Clubs, either through acquisition of existing Clubs or by building new clubs. Potential future locations include Louisville, Kentucky; Houston, Texas; Dallas, Texas; Oklahoma City, Oklahoma; Tulsa, Oklahoma; and Tampa Bay, Florida. Decisions as to potential club locations are subject to many variables, such as management's evaluation of the market opportunities, cost of doing business in a particular locale, and the liquor licensing application process in a state and the prognosis for issuance of a license.

     Gross revenues by Club for each of the past three fiscal years are as follows:

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
       CLUB (1)                          1994            1995            1996
       --------                       ----------      ----------      ----------
The Indy Club (2)                     $3,301,252      $2,249,516      $1,956,448
The St. Louis Club (3)                $2,400,548      $3,843,062      $3,360,756
The Wichita Club (4)                  $2,811,776      $2,419,755      $1,988,095
The Tucson Club (5)                   $3,125,288      $2,257,848      $1,796,549

---------------
(1) The Company is also a limited partner of Cowboys Concert Hall/Atlanta, Ltd, a Texas limited partnership (the "Atlanta Partnership") formed June 29, 1995 to own and operate a country-western nightclub in Atlanta under the name of "Cowboys" (the "Atlanta Club"). The general partner of the Atlanta Partnership is Cowboys Concert Hall/Atlanta I, Inc., a wholly owned subsidiary of Cowboys Concert Hall - Arlington, Inc., a Texas corporation ("Cowboys"). For the six month period ended December 31, 1995, gross revenues earned by the Atlanta Club were $1,344,262. The Company accounted for its interest in the Atlanta Club using the equity method, pursuant to which it recognized a loss of $123,676, net of income taxes, for the fiscal year ended December 31, 1995. As of December 31, 1995, the Company wrote off its investment in the Atlanta Club, resulting in a charge against income of $274,621 after taxes. Cowboys placed the Atlanta Partnership in Chapter 11 bankruptcy in September 1996. See " Investment in Limited Partnership."

(2) The Indy Club opened in April 1993. During 1993, the Company accounted for the Indy Club by the equity method and therefore recognized its share of the Indy Club net income of $272,381 as revenues on the Company's financial statements.

(3) The St. Louis Club opened as a non-alcoholic establishment in April 1994, and began marketing alcoholic beverages in May 1994.

(4) The Wichita Club opened in February 1994. The Company acquired its interest in the Wichita Club in December 1996. See " The Wichita Club."

(5) The Company purchased the Tucson Club in November 1994 and expects to sell the Club in April 1997. See "The Tucson Club."

THE INDY CLUB

     The Indy Club, the first of the Company's Clubs, operates under the name InCahoots. The Indy Club consists of approximately 34,300 square feet of entertainment facilities, including several bars, a state-of-the-art sound and light system (which supports live and taped music), a food service facility and two in-club stores which sell western wear and souvenirs. National name entertainment, such as Blackhawk, Lori Morgan, Tracy Lawrence, Tracy Byrd, Little Texas and Brian White are featured at the Indy Club on a regular basis, usually scheduled during the middle of the week to attract audiences on what would otherwise be the club's less popular days. In addition, regional name entertainers are scheduled Tuesday through Saturday evenings. A modest cover charge is required to enter the Indy Club, and a customer's average expenditure, exclusive of food and souvenirs, is approximately $12.00.

     The Homestead Store ("Homestead") leases approximately 500 square feet of the Indy Club for $300 per month pursuant to an oral arrangement with the Company. Homestead sells wardrobe items on a commission basis. The Logo Boutique, which is owned by the Indy Club, also sells proprietary wardrobe items.

     The Company owns 80% of Western Country Club, I, Ltd., ("WCC I, Ltd."), a Colorado limited partnership, which has held the Indy Club's liquor license since April 1994. Prior to April 1994, Indy Club's liquor license was held by Texas of Indy, Inc. ("Texas of Indy"), an Indiana corporation formed in October 1992 for the purpose of holding the Indy Club's liquor license. On July 1, 1994, WCC I, Ltd. exercised an option to purchase all of Texas of Indy's assets in consideration of the consolidation of all loans from WCC I, Ltd. to Texas of Indy as of June 30, 1994. A Consulting Agreement between Texas of Indy and WCC I, Ltd., which required the payment of a consulting fee of $100,000 per month from Texas of Indy to WCC I, Ltd., was modified to $50,000 per month for three months and then canceled concurrently with the purchase of Texas of Indy's assets by WCC I, Ltd.

     The Indy Club was financed by WCC I, Ltd., which loaned Texas of Indy $568,200 in January 1993, which amount represented the funds contributed to WCC I, Ltd. by its limited partners. An additional $300,000 was contributed by WCC I, Ltd. in March 1993, which WCC I, Ltd. borrowed from the Dulaney National Bank, Marshall, Illinois. See Item 12. "Certain Relationships and Related Transactions."

     The Company is the general partner of and owns an 80% interest in WCC I, Ltd., for which the Company initially contributed a nominal amount of cash, its know-how and expertise in conceiving, constructing and operating nightclubs, and its oversight of the construction and renovation of the Indy Club. In February 1994, the Company exercised an option to acquire an additional 19% interest in WCC I, Ltd. for $200,000 plus 25,000 shares of the Company's unregistered Common Stock. The Company acquired an additional 31% interest in WCC I, Ltd., effective September 30, 1994, for $57,600 and 73,600 shares of unregistered Common Stock pursuant to an offer directed to limited partners of WCC I, Ltd. to exchange their limited partnership interests in WCC I, Ltd. for cash or stock, at the limited partner's option.

THE ST. LOUIS CLUB

     The St. Louis Club is located on the I-70 corridor between St. Louis, Missouri and Kansas City, Kansas. The design of the St. Louis Club is similar to that of the Indy Club and operates under the name InCahoots. The Club consists of approximately 50,000 square feet, and is the largest of the Company's Clubs. Sundance Silver & Hide, which sells wardrobe items, including hats and boots, occupies approximately 800 square feet of the Club, for which it pays $1,200 per month pursuant to an oral agreement with the Company. The Homestead Store, which sells Western Indian artifacts, clothing and jewelry, occupies approximately 600 square feet of the Club, for which it pays $300 plus 10% of sales per month pursuant to an oral agreement with the Company. The Austin Eatery, a walk-up restaurant selling hamburgers and prime rib, occupies approximately 2,000 square feet of the Club pursuant to an oral arrangement. The Company retains 5% of all food and beverage sales and pays the Austin Eatery 95% of sales.

     The St. Louis Club opened for retail business as a non-alcoholic club on April 22, 1994. It began marketing alcoholic beverages on May 19, 1994 upon receipt of a liquor license from the Supervisor of Liquor Control of the State of Missouri. The customer's average expenditure, exclusive of food and souvenirs, is approximately $12.00.

     Construction, renovation and furnishing of the St. Louis Club was funded by Western Country Club III, Ltd. ("WCC III, Ltd."), a Colorado limited partnership formed in 1994 for the purpose of providing funding for the St. Louis Club, of which the Company served as general partner. WCC III, Ltd. initially contributed a total of $850,000 to the Club's construction, but, due to cost overruns, had to contribute an additional $400,000, which it borrowed from the Company. Subsequently, WCC III, Ltd. borrowed an additional $465,865 from the Company for construction and operations.

     Under the Partnership Agreement, limited partners were to receive 70% of cash distributions from the St. Louis Club until limited partners had received a total of $850,000 in cash distributions, and 50% thereafter. Because of loan repayments, however, no distributions had been made to any partners as of September 30, 1994. Effective September 30, 1994, the Company purchased all of the assets of WCC III, Ltd. in exchange for 158,664 shares of its unregistered Common Stock.

THE WICHITA CLUB

     The Wichita Club opened in February 1994, and has been voted the top country-western club in Wichita since opening. It consists of approximately 30,000 square feet and has parking for 900 cars. The Wichita Club is designed to appeal to rodeo cowboys as well as the casual country western music lover. It blends high tech, state-of-the-art, and "good old country boy" entertainment. The high tech presentation includes giant 20 foot video screens, double CD players, a roll up lighted American flag, neon touch lighting and the capability to include a live band's sound throughout the house speaker system. A comfortable ambiance is achieved through rustic wooden floors, old west photographs, antique back bars, and a huge, hand-painted mural of past and present Country and Western entertainers. The showcase of the Club is the circular, race track style dance floor, complete with a bar in the center allowing for more dancing room.

     The Company acquired its interest in the Wichita Club on December 16, 1996, when it acquired Entertainment Wichita, Inc. ("EWI"), the general partner and 80% owner of InCahoots, Limited Partnership, a Kansas limited partnership. In exchange for the 80% interest, the Company issued 400,000 shares of its Common Stock and assumed $150,000 in debt through a merger transaction. EWI was owned 45.5% by Shane Investments, L.C. ("Shane Investments"), a corporation which is solely owned and controlled by Joe Robert Love, Jr., the adult son of Joe R. Love, a Director of the Company. Shane Investments received 250,500 shares of the Company's Common Stock upon completion of the transaction in December 1996.

THE TUCSON CLUB

     In November 1994, the Company purchased the Wild Wild West nightclub from Wild Wild West, Inc. and Buckaroos, Inc. for $1,000,000 in cash and $700,000 in notes payable to certain individuals in consideration of covenants not to compete through October 31, 1997. The Tucson Club was remodeled to the A Little Bit of Texas format and operated under that name until November 1996, when the Club was again remodeled and its name was changed to Stampede. Revenues at the Tucson Club have steadily declined and the Club has not been profitable, especially given the levels of its acquisition debt. In March 1997, management determined that it would be in the best interests of the Company and its shareholders to discontinue the Tucson Club's operations, and has reached agreements in principle with third parties for the sale of the Club's assets and a release and satisfaction of the associated leasehold and other operating liabilities. These agreements are expected to close in April 1997. See Item 6. "Management's Discussion and Analysis."

NEW MANAGEMENT AND REVISED PLAN OF OPERATIONS

     The Company's senior management changed in late 1996, introducing substantial changes in the Company's plan of operations and management strategies. The Company's prior strategies focused primarily on cost reduction as the preferred means of improving profitability. Such strategies resulted in lean Club-level management and loss of experienced personnel, low levels of physical facility maintenance and reinvestment, and reduced levels of advertising, promotion and entertainment expense. Current management has replaced much of the Club-level management with new, experienced managers, instituted management training procedures, implemented a cost management system which includes daily unit-level accounting and reporting, improved the sound, light and video systems, increased and redirected radio buys within the local markets, and implemented new advertising and in-store promotions. These changes reflect current management's belief that long-term strategies involving greater investment in personnel and physical facilities will ultimately produce superior financial performance.

ENTERTAINMENT

     The Company seeks to book nationally known entertainers as well as regionally-known entertainers and/or bands which do not yet have national recognition. National name entertainers such as Blackhawk, Lori Morgan, Tracy Lawrence, Tracy Byrd, Little Texas, Brian White and Willie Nelson have performed at one or more of the Company's Clubs during the last year. The Company believes it will improve its attractiveness as a performance venue to such entertainers once two or three additional clubs are opened and operating, as entertainers can then be offered a package of three or four appearances, as opposed to one or two. The Company also believes its ability to offer several scheduled performances to an entertainer will result in a lower price for all performances than if booked on a one-performance-at-a-time basis.

EXPANSION STRATEGY

     The Company intends to grow primarily through owning and operating additional nightclubs. Additional nightclubs may be financed through private and/or public equity offerings, internal funding, bank financing, the formation of limited partnerships or a combination of the foregoing. The Company may also purchase existing clubs through transactions involving the issuance of the Company's stock and/or cash. Future locations under consideration by the Company include Louisville, Kentucky; Houston, Texas; Dallas, Texas; Oklahoma City, Oklahoma; Tulsa, Oklahoma; and Tampa Bay, Florida.

INVESTMENT IN LIMITED PARTNERSHIP

     The Company is also a limited partner of Cowboys Concert Hall/Atlanta, Ltd, a Texas limited partnership (the "Atlanta Partnership") formed June 29, 1995 to own and operate a country-western nightclub in Atlanta under the name of Cowboys (the "Atlanta Club"). The general partner of the Atlanta Partnership is Cowboys Concert Hall/Atlanta I, Inc. ("CCHAI"), a wholly owned subsidiary of Cowboys Concert Hall - Arlington, Inc., a Texas corporation ("Cowboys"). The Company and Cowboys each contributed $500 to the capital of the Atlanta Partnership, and the Company is entitled to receive 50% of net income or loss and cash distributions. The Company also loaned the Atlanta Partnership $638,822. The loan is evidenced by a three year promissory note, payable June 29, 1998, which bears interest at the rate of 10% per annum, payable quarterly. Due to continuing losses, the Company wrote off its interest in the Atlanta Partnership effective December 31, 1995.

     On September 16, 1996, the Atlanta Partnership filed a Voluntary Petition in Bankruptcy under Chapter 11 in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division (96-74391). The petition lists assets of $300,000 and liabilities of $2,146,064, including $638,822 owed to the Company. The Company was not consulted in connection with the decision to file the petition, and has been informed by counsel for the Atlanta Partnership that it was filed to forestall foreclosure on the Atlanta Club by the Internal Revenue Service.

     The Atlanta Club consists of 49,000 square feet with three different levels for seating, general entertainment, dining and dancing. The Club's maximum occupancy is 4,000 people.

GOVERNMENT REGULATION

     The Company's business is subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. In addition, each nightclub restaurant must have food service licenses from local health authorities.

     Alcoholic beverage control regulations require each of the nightclubs to apply to a state authority, and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of the daily operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Licenses to sell alcoholic beverages must be renewed annually and are subject to suspension or revocation for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. Each nightclub is operated in accordance with stringent procedures designed to assure compliance with all applicable codes and regulations.

     In recent years, certain states have enacted "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. Presently, Arizona, Indiana, Missouri and Kansas, the states in which the Company operates, do not have dram-shop statutes. However, should any of these states enact such statutes, the Company would be subject to additional exposure in such cases where judgments for damages exceeded its insurance coverage.

     The development and construction of additional nightclubs will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new nightclubs and add to their cost.

     The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company's hourly personnel are paid at rates relating to the federal minimum wage and, accordingly, increases in the minimum wage or decrease in the allowable tip credit will increase the

Company's labor cost. The Company may also incur labor cost increases as a result of certain mandatory medical and parental leave benefits legislation enacted by the United States Congress.

     The Americans With Disabilities Act prohibits discrimination in employment and public accommodations, such as restaurants and nightclubs, on the basis of disability. Under the Act, the Company is required to provide service to, or make usable accommodations for the employment and service of, disabled persons.

COMPETITION

     The nightclub business is highly competitive. Most of the companies which own and/or operate nightclubs are substantially larger than the Company, and have greater resources, operating histories and experience. They include many national, regional and local chains with more locations and larger advertising budgets. Nightclub and theme entertainment businesses are also affected by changing customer tastes, local and national economic conditions affecting spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities, popularity of entertainment and price are also important factors.

     The popularity of the concept of "country-western" nightclubs has spawned a number of companies and nightclubs seeking to capitalize on that phenomenon. The Company seeks to identify markets which have a favorable competitive environment such that the Company's club can be the major operation of its type in the area and benefit from its competitive position as such.

TRADEMARKS

     The Company uses the trademark InCahoots in the operation of its business. This mark is used by others in the operation of businesses throughout the country, including other nightclub operators. Because of these uses, the Company believes that it cannot, nor can its competitors, register the mark with the United States Patent and Trademark office to obtain exclusive, nationwide rights to the mark. The Company believes, however, that it has enforceable common law rights to its mark for use in the immediate trade areas in which the Clubs operate, and it has encountered no claims of trademark infringement. As the Company implements its expansion strategy, it may encounter claims of trademark infringement requiring the Company to negotiate license agreements with the prior user or to use other non-infringing trademarks for nightclubs in the affected areas.

     The Company also believes that, in the food service industry, its service marks and "look" ("trade dress"), as well as its advertising and promotional design and artwork, can be adequately protected by common law, and that it has enforceable rights to this proprietary information.

EMPLOYEES AND CONSULTANTS

     The Company presently has four full time employees in the corporate office, including James E. Blacketer, President and a Director of the Company, Ted W. Strickland, Chief Financial Officer, Treasurer and Director, Dominic W. Grimmett, Vice President of Operations and two part time employees exclusive of Club employees. The Company has approximately 250 employees in the Clubs. See "Management."

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's principal offices are located at 1601 N. W. Expressway, Suite 1610, Oklahoma City, Oklahoma 73118. The Company's offices occupy approximately 2,460 square feet in an office tower, for which it pays $3,075 per month subject to a lease. The Company subleases a portion of this space to a non-affiliated company for which it receives a total monthly fee of $1,000. This lease expires in June 2001.

     The Indy Club occupies a 34,306 square foot building which is adjacent to approximately 3.4 acres of land which is used for parking by the Indy Club's customers. On January 31, 1994, WCC I, Ltd. exercised an option to purchase the building for $750,000. WCC I, Ltd. borrowed $600,000 at prime plus 3% from the Dulaney National Bank, which is due February 1, 2004, and the seller financed the remaining $150,000 at 10% interest. Monthly payments of $3,187 and $7,546 are payable to the seller and to the Dulaney National Bank, respectively. Troy
H. Lowrie has personally guaranteed repayment of the note to the seller. The note to the Dulaney National Bank is secured by the building and the furniture, equipment and fixtures therein, and by rental payments from the tenants of the Indy Club. WCC I, Ltd. also owns the 3.4 acres of parking adjacent to the building. It purchased the adjacent land for $105,000 on February 24, 1993.

     On August 26, 1993, the Company entered into a lease for nightclub space in St. Louis, Missouri. The lease, which expires in August 2003, is for a 10 acre parcel of land, a 106,744 square foot building located thereon, and existing parking facilities. The rental for the first five years is $22,238 per month, and $26,686 per month for the second five years. The Company has the right to extend the lease for two five year periods at increased rental rates. The lease has been guaranteed by International Entertainment Consultants, Inc., a privately held company for which Mr. Lowrie served as an officer and director, and was a shareholder, until November 1993, when Mr. Lowrie resigned and sold his shares to his sister.

     The Wichita Club is leased from Boots, Inc., which is a 20% limited partner in the InCahoots Limited Partnership, a Kansas limited partnership, but otherwise unaffiliated with the Company. The lease is for a ten year term, expiring in the year 2003, with an option to extend the term for two periods of five years each, and requires monthly payments of $12,500 or 6% of "gross sales," whichever is greater.

     On November 1, 1994, in connection with its acquisition of the Tucson Club, the Company took an assignment of the lease covering the Club's building and entered into a lease with the sellers for the parking lot. The building lease terminates in February 2001, and presently requires monthly rental payments of $22,145, which escalates to approximately $24,200 over the term of the lease. The lease on the parking lot is for a four year term, ending October 31, 1998, and requires monthly rental payments of $3,000. Management has reached an agreement in principle for the termination of these leases in connection with the Club's closing. Under the agreement, the Company is obligated for rent and property taxes through July 1997 in the approximate amount of $93,000, which obligation will be paid in monthly installments of $10,750 with the balance due December 31, 1997. The Company's security deposit of $24,000 will also be transferred to the benefit of the new lessee. These agreements are expected to close in April 1997. See Item 6. "Management's Discussion and Analysis."

     WCC I, Ltd. carries general liability insurance in the amount of $2,000,000 for the Indy Club, and building and property insurance coverage in the amount of $1,200,000 and $300,000, respectively. The Company has obtained general liability insurance for the St. Louis Club in the amount of $2,000,000 and $310,000 in property liability coverage. The Company has general liability insurance for the Tucson Club in the amount of $2,000,000 and property insurance coverage in the amount of $700,000.

     The Wichita Club carries $2,000,000 general liability insurance and building and property insurance coverage in the amount of $1,200,000.

     The Company maintains $1,000,000 in liquor liability insurance coverage at each of its nightclubs.

ITEM 3. LEGAL PROCEEDINGS

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

     From time to time the Company is party to certain legal proceedings arising in the ordinary course of business. It cannot accurately predict the amount of any liability that could arise with respect to these proceedings due to, among other reasons, large variances in judicial and jury perceptions of case facts and uncertainty in the scope of insurance coverages. In the opinion of the Company, any liability from such claims will not likely have a material adverse effect on the Company or its business. Nevertheless, a lawsuit or claim could result in a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     On March 27, 1997, there were approximately 84 shareholders of record of the Company's Common Stock. Based upon information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceed 600 as of that date. The Company's Common Stock was approved for listing on the NASDAQ SmallCap Market(SM), effective May 18, 1994, under the symbol "WCCI." Prior to listing on NASDAQ, the Company's Common Stock had briefly traded in the pink sheets.

     The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Company's Common Stock, as reported by NASDAQ:

1995 FISCAL YEAR                                   HIGH BID ($)      LOW BID ($)
----------------                                   ------------      -----------
First Quarter                                         6.00              5.50
Second Quarter                                        6.8125            5.875
Third Quarter                                         6.125             5.50
Fourth Quarter                                        6.125             5.125

1996 FISCAL YEAR
----------------
First Quarter                                         5.875             3.75
Second Quarter                                        5.25              3.50
Third Quarter                                         4.625             3.25
Fourth Quarter                                        3.75              2.00

DIVIDENDS

     The Company has never declared a cash dividend with respect to its Common Stock and intends to retain future earnings to support the Company's growth. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

GENERAL

     The Company commenced operations in April 1993, as general partner with a 30% profits interest in a limited partnership formed to own and operate the Indy Club. In April 1994, the Company opened the St. Louis Club as general partner with a 50% profits interest in a limited partnership formed for such purpose. In May 1994, the Company completed its initial public offering of securities receiving net proceeds of approximately $1.9 million. In November 1994, the Company purchased the Tucson Club with proceeds from the public offering. Also during 1994, the Company increased its ownership interest in the Indy Club to 80% utilizing a combination of cash and the Company's Common Stock, and in the St. Louis Club to 100% utilizing Common Stock.

     In June 1995, the Company participated as a 50% limited partner in a partnership formed to acquire the Atlanta Club. The Company contributed $500 in partnership capital and loaned an additional $638,822 to the partnership. Due to continuing losses, the Company wrote off its interest in the Atlanta partnership effective December 31, 1995. See "Investment in Limited Partnership."

     In September 1996, Troy H. Lowrie, President and principal shareholder of the Company entered into a Stock Purchase Agreement whereby (i) Red River Concepts, Inc., a Delaware corporation ("Red River"), would acquire in three installments 1,300,000 shares of Mr. Lowrie's Common Stock; (ii) new management assumed control of the operations of the Company; and (iii) James E. Blacketer and Joe R. Love, officers of Red River, were appointed to the Company's Board of Directors. The change of control occurred in October 1996.

     New management immediately instituted a plan to acquire the Wichita Club, which had been in operation since March 1993, and had continuously generated operating profits. Management believed that the Wichita operation would be an appropriate addition to the Company's Clubs and would provide additional profit contribution to the Company with minimal increase in overhead. Subsequently, on December 16, 1996, the Company acquired the Wichita Club for 400,000 shares of the Company's Common Stock and assumption of $150,000 in debt. The Wichita Club was owned in part by entities affiliated with James E. Blacketer and Joe R. Love, directors of the Company. See Item 12, "Certain Relationships And Related Transactions."

     The Company's new management has introduced substantial changes in the Company's plan of operations and management strategies. The

Company's prior strategies focused primarily on cost reduction as the preferred means of improving profitability. Such strategies resulted in lean Club-level management and loss of experienced personnel, low levels of physical facility maintenance and reinvestment, and reduced levels of advertising, promotion and entertainment expense. Current management has replaced much of the Club-level management with new, experienced managers, instituted management training procedures, implemented a cost management system which includes daily unit-level accounting and reporting, improved the sound, light and video systems, increased and redirected radio buys within the local markets, and implemented new advertising and in-store promotions. These changes reflect current management's belief that long-term strategies involving greater investment in personnel and physical facilities will ultimately produce superior financial performance.

     New management also undertook steps to improve the financial performance of the Tucson Club, which was hampered by high acquisition, leasehold and operating costs and declining revenues. During October 1996, the Club was remodeled into two entertainment venues in order to attract new customers and revenues, cost cutting measures were instituted, and new unit-level management was installed. Despite these measures, based on the Club's continuing decline in performance, high overhead and occupancy costs, and lack of foreseeable benefit from any of the turnaround measures instituted, management recommended, and the Company's Board of Directors approved, the closure of the Tucson Club, and management has reached agreements in principle with third parties for the sale of the Club's assets and a release and satisfaction of the associated leasehold and other operating liabilities. These agreements are expected to close in April 1997.

     In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of preferred stock at $12.00 and up to 1,150,000 warrants to purchase Common Stock (the "Public Offering"). If the Public Offering is closed (expected in the second quarter of 1997), the Company will realize net proceeds of approximately $4.0 million. The Company intends to use these proceeds to reduce debt, remodel existing Clubs, and develop and acquire additional clubs. Many factors could prevent the Public Offering from closing, including the weakening of the financial markets for small capitalization or hospitality industry equities or the inability of the Company to attract investment or underwriting interest.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. In June 1996, the Company issued 95,200 shares of Common Stock in a private placement generating proceeds of $238,000. The Company also borrowed $300,000 from a bank to fund the early settlement of the covenant not to compete related to the purchase of the Tucson Club and $100,000 from the Company's former president. Repayment of notes payable of $871,265 included: $393,000 repaid to International Entertainment Consultants, Inc., a Company owned by a relative of the Company's former president; $100,000 to Lowrie Management, a company owned by the Company's former president; $152,868 to Colonial Bank on moneys borrowed for the Company; $42,730 to Dulaney Bank, holder of the first mortgage on the Indianapolis Club; $27,317 to Expo Bowl, holder on the second mortgage for the Indy club; and $300,000 to extinguish the covenant not to compete. The Company also invested $226,818 in the remodeling, refurbishment and enhancement of its Clubs during 1996. See "Consolidated Statement of Cash Flows."

     As of December 31, 1996, the Company had cash of $190,624, which was generated from operating activities, financing activities and equity participation. Cash for the twelve months ended December 31, 1996 decreased $33,215 from cash of $223,839 reported at December 31, 1995. For the year ended December 31, 1996, the Company generated $818,620 in cash flows from operations compared to $934,831 from operations for the year ended December 31, 1995, or a decrease of $116,211. This decrease in cash flow for 1996 is primarily due to the decrease in revenues experienced by the Company and $142,857 expended in offering costs during the period, which was partially offset by an increase in accounts payable and accrued expenses of $127,800 and a refund of income taxes of $152,851. Net cash provided from operations was primarily generated from depreciation and amortization expense of $636,806, and Common Stock issued for services of $159,166 for the twelve months ended December 31, 1996.

     At December 31, 1996, the Company's working capital position (current assets minus current liabilities) was a negative $533,633, compared with a negative $640,215 at the end of 1995, an improvement of $106,582. Management does not believe the negative working capital position poses a liquidity risk or is unusual in the Company's line of business, which is labor intensive, has significant payables and does not have significant receivables or inventory. Working capital was impacted most heavily by the use of cash in the amount of $226,818 during the year to remodel and enhance the Company's Clubs, and by the net reduction of current notes payable of the Company in the amount of $181,799.

     Property and equipment is primarily made up of assets required to open and operate the Indy, St. Louis and Wichita Clubs. Leasehold improvements total $2,112,942; equipment, furniture and fixtures are $1,000,723; buildings and improvements are $755,900; and land and improvements are $298,286. As of December 31, 1996, management determined that the value of the long-lived assets related to the Tucson Club, including furniture and fixtures, equipment and leasehold improvements, would not be realized based on future expected cash flows. Therefore, the carrying value of these assets in the amount of $927,152 has been charged to expense in 1996.

     Goodwill and the amount of the covenant not to compete decreased by $414,502 and $508,019, respectively, due to amortization during the year and the impairment write-offs as of December 31, 1996, relating to the Tucson Club in the amounts of $321,371 for goodwill and $471,295 for the covenant not to compete.

     The deferred income tax asset increased $136,621 to $333,621 due primarily to the expected tax benefit from the impairment of the Tucson assets. Future realization of this asset is dependent upon the generation of sufficient future taxable income liability against which the tax loss carryforward and losses from the impairment of the Tucson assets can be offset. The amount of the deferred income tax asset at December 31, 1996 does not include $668,244 reserved as a deferred income tax valuation allowance based on historical operating results and projected levels of future income tax liability. The reserved allowance will provide additional benefit if the Company's level of future income tax liability exceeds the deferred income tax asset within the carryforward period (15 years). Income taxes receivable decreased $152,851 due to refunds received from federal and state authorities by the Company during 1996.

     Accounts payable at December 31, 1996 increased $145,467 as compared to amounts due a year earlier in part because new management established revolving credit terms with a number of service providers at the club level whereas prior management had paid these expenses as incurred. The Company also had additional amounts owing at year end 1996 related to the Public Offering, which were not present at December 31, 1995. Short term liabilities decreased by $51,131 due to a decrease of $221,781 in the note payable in conjunction with the covenant not to compete, which was partially offset by an $130,688 increase in accrued expenses. Long term liabilities decreased by $150,022 due primarily to the early payment of the note payable in conjunction with the Tucson covenant not to compete.

     The Company has and is aggressively looking toward expanding its operations in the future. Potential club locations are being considered in both the Midwestern and Southwestern sections of the country. This growth strategy will dictate the need for and application of funding through 1997 and beyond, which management expects to fund primarily with proceeds from the Public Offering, which is expected to close in the second quarter of 1997. Additional nightclubs may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity or debt offerings, or a combination of the foregoing. The Company may also purchase existing clubs through transactions involving the issuance of the Company's Common Stock or cash. Until the Company's profitability is restored and debt levels are decreased, management does not foresee commercial banks as a significant source of capital financing. If the Company is unsuccessful in completing the Public Offering in the near future, the Company's planned expansion will be sharply curtailed. Management believes that current levels of cash flow will support existing operations for the foreseeable future.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Total revenues of the Company decreased by 10% during 1996, including a decline in beverage and food sales of $917,035 or 16%, which was partially offset by an increase in admission fees of $326,145. This decline in core business of the Company is attributed to declining sales in each of the Company's existing Clubs, which was offset in part by the addition of the Wichita Club sales for the fourth quarter. The Indy Club experienced a sales decline of $293,068 or 13%; the St. Louis Club experienced a sales decline of $482,306 or 13%; and the Tucson Club experienced a sales decline of $461,299 or 20%. Other revenues, consisting of machine, boutique and consignment income, declined by $249,483. During October 1996, new management instituted promotional concepts, which shifted revenues from beverage sales to admission fees. This change accounts for the increase in admission fees while beverage and food sales were concurrently showing declines. New management believes that its plans of operations will stem the sales declines, and that such plans and the closing of the Tucson Club will bolster operating margins, thus restoring profitability even at these lower sales levels.

     Due to the Tucson Club's inability to generate current or projected positive cash flow, and the subsequent decision to discontinue the Club's operations, the Company concluded that the assets of the Club were completely impaired at December 31, 1996, and were written off as an impairment expense in the amount of $1,719,818 in the Company's financial statements. Losses from operations incurred after December 31, 1996, and expenses required to close the Club and settle any future rental obligations under the lease will be recorded as period expenses in 1997 when incurred. If the agreements below are consummated, management expects that any closing expense will be offset by proceeds from the sale of the Club's assets.

     Management has reached agreements in principle with third parties for the sale of the Tucson Club's assets and a release and satisfaction of the associated leasehold and other operating liabilities. Under the purchase and sale agreement, the Company will sell the assets for $325,000, $100,000 of which is paid in cash at closing, $10,000 is paid in cash each month for three months beginning May 1997, and the balance of $195,000 is paid by promissory note having monthly payments of $7,500 beginning in November 1997 until maturity at September 30, 1999. The note bears interest at eight percent per year and provides for prepayment discounts of $20,000 if paid before December 31, 1997, and $10,000 if paid before December 31, 1998. Under the release and satisfaction, the Company is obligated for rent and property taxes through July 1997 in the approximate amount of $93,000, which obligation will be paid in monthly installments of $10,750 with the balance due December 31, 1997. The Company's security deposit of $24,000 will be transferred to the benefit of the new lessee. These agreements are expected to close in April
1997.

     Total costs and expenses in 1996 increased by $1,646,202, or 20%, most of which is attributable to the impairment of the Tucson Club assets. The Company's cost of products and services increased by $139,121 due to the increased costs of beverage purchases associated with the new promotions discussed above, and additional salary expense incurred in the implementation of additional management personnel at each Club. Depreciation expense increased by $56,911 as a result of the increased expense recorded on the Tucson Club remodeling completed in 1995, and the addition of the Wichita Club as of October 1, 1996. Amortization expense decreased by $62,916 due to the pre-opening expenses relating to the St. Louis and Tucson Clubs being completely amortized in 1995 and 1996, respectively. General and administrative expenses decreased by $76,713, even though prior management and certain consultants to prior management received additional compensation of $112,500 from stock and stock option grants recorded in the third quarter of 1996, and the Company wrote off a note receivable from Cowboys Entertainment, Inc. in the amount of $100,000 in the fourth quarter of 1996.

     In September 1996, the Company settled its remaining obligations under the liability relating to the Tucson covenant not to compete for $300,000 cash. The Company was reflecting a liability of $405,506 at that time and therefore, recognized an extraordinary gain on the extinguishment of the debt of $105,506, reduced by income tax of $39,776 thereon.

     For 1996, the Company incurred a consolidated loss of $1,913,447 compared to a consolidated loss of $211,233 in 1995. This decline was caused by the following factors: (i) the loss from operations suffered by the Tucson Club of approximately $419,000 coupled with the resulting impairment of the Tucson Club assets of approximately $1,720,000; (ii) the write-off of the note receivable from Cowboys Entertainment, Inc. in the amount of $100,000; (iii) the decline in revenues of the Indy and St. Louis Clubs during the fiscal year; and (iv) additional expense incurred in the transition to new management's operational and marketing strategies, consisting of relocation and training costs and attention to repairs and maintenance items which had previously been deferred. Once the Tucson Club is completely closed (expected in the second quarter of 1997), management believes that the Company's three remaining Clubs will continue to operate profitably. Management also believes that, assuming completion of the Public Offering, the Company can expand its number of operating locations, and that the combination of the elimination of future Tucson Club losses and the expansion of new locations will ensure the Company's success in future periods.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, together with the reports of auditors, are included in the report after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 30, 1997, the Company dismissed the auditing and accounting firm of Causey Demgen & Moore Inc., Denver, Colorado, who have acted as certifying accountants for the Company for the years ended December 31, 1993, 1994 and 1995, and engaged the auditing and accounting firm of Gross, Collins + Cress, P.C., Atlanta, Georgia, to act as certifying accountants for the year ended December 31, 1996. The Company is not aware of any disagreements with the prior accountants, and the decision to change accountants was not based upon any question as to accounting treatment of any transaction or type of audit opinion that might be issued. Rather, the Company believed that the change in accounting firms would be beneficial to the Company's planned expansion over the next several years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   1. Financial statements: See index to financial statement and schedules immediately following the signature page of this report.

   2. Financial statement schedules: Financial statement schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.

   3. Exhibits: Exhibits required to be filed with this Form 10-KSB are identified by the numbers indicated, and, except where incorporated by reference, immediately follow the financial statements.

NUMBER                                DESCRIPTION
------                                -----------
 3.1    Articles of Incorporation, dated December 20, 1989 (1)

 3.2    Amendment to Articles of Incorporation, dated November 30, 1993 (1)

 3.3    Bylaws of Western Country Clubs, Inc. (1)

 9.0    Voting Trust Agreement, dated September 20, 1996, between Red River
        Concepts, Inc. and Troy H. Lowrie (7)

 10.1   Lease Agreement, dated August 26, 1993, between Wal-Mart Stores, Inc.
        and Western Country Clubs, Inc. (1)

 10.2   License Agreement, dated January 20, 1993, between Western Country
        Clubs, Inc. and Western Country Club I, Ltd. (1)

 10.3 Option for Limited Partnership Interest, dated September 23, 1993, between Western Country Clubs, Inc. and Merrill E. Roberts (1)

 10.4   Stock Option Agreement, dated December 16, 1993 (1)

 10.5   Lease with Option to Purchase, dated December 26, 1993, between and among Edward L. and Barbara L. Benshoof and Western Country Clubs, Inc.
        (1)

 10.6 Agreement to Purchase and Sale of Business and Assets, with exhibits, dated November 1, 1994 (2)

 10.7   Bill of Sale, dated November 1, 1994, transferring Arizona Bar Liquor
        License No. 06100208 to Western (2)

 10.8   Amendment to Covenant Not To Compete, updated, between Western and
        Clarance O. Bond, Jack E. McMurrough and Ada L. Bond (9)

 10.9   Agreement and Plan of Merger, dated October 10, 1995, between Western
        Country Clubs, Inc., Western Newco, Inc., and Cowboys Concert Hall -
        Arlington, Inc. (6)

10.10   Lease with Option to Purchase, dated October 14, 1992, between Expo
        Bowl, Inc. and Texas of Indy, Inc. (1)

10.11   Guaranty of Lease with Option to Purchase, dated October 14, 1992, by
        Troy H. Lowrie (1)

10.12   First Amendment to Lease with Option to Purchase, dated January 20,
        1993, between Expo Bowl Inc. and Texas of Indy, Inc. (1)

10.13   Warranty Deed, dated February 28, 1993, in the name of Western Country
        Club I, Ltd. (1)

10.14   State of Indiana, Certificate of Trade Mark Registration, dated August
        18, 1993, in the name of Texas of Indy, Inc. for "A Little Bit of Texas" and Design (1)

10.15   Lease, dated April 2, 1993, between Texas of Indy, Inc. and Great
        Western Boot Company (1)

10.16   Operating Agreement dated March 17, 1993, between Texas of Indy, Inc.
        and Taco Bell Corp. (1)

10.17   Option Agreement, dated January 20, 1993, between and among Western
        Country Club I, Ltd., Troy H. Lowrie and Merrill Roberts (1)

10.18   Amended Limited Partnership Agreement of Western Country Club I, Ltd.(1)

10.19   Consulting Agreement dated January 20, 1993, between Western Country
        Club I, Ltd. and Texas of Indy, Inc. (1)

10.20   Security Agreement, dated March 18, 1993, between Western Country Club
        I, Ltd. and Texas of Indy, Inc. (1)

10.21   Option to Purchase Assets, dated January 20, 1993, between Western
        Country Club I, Ltd. and Texas of Indy, Inc. (1)

10.22   Promissory Note, dated January 31, 1994, from Western Country Club I,
        Ltd. to Expo Bowl, Inc. in the amount of $150,000 (1)

10.23   Guaranty, dated January 31, 1994, of Promissory Note to Expo Bowl, Inc.
        by Troy H. Lowrie (1)

10.24   Promissory Note, dated January 31, 1994, from Western Country Club I,
        Ltd. to Dulaney National Bank (1)

10.25   Articles of Incorporation of WCWW Acquisition Corporation, dated January
        20, 1995 (4)

10.26   Interim Permit, dated February 9, 1995, from the Arizona Department of
        Liquor Licenses and Control for the Wild Wild West nightclub (5)

10.27   Stock Purchase Agreement, dated September 21, 1996, between and among
        Troy H. Lowrie, Western Country Clubs, Inc. and Red River Concepts, Inc.
        (7)

10.28   Lease Agreement, dated July 30, 1993, by and between Boots, Inc. and In
        Cahoots Limited Partnership (9)

10.29   Agreement and Plan of Merger, dated December 16, 1996, by and between
        Western Country Clubs, Inc., Entertainment Wichita, Inc., and WCCI
        Acquisition Corp. (8)

10.30   Lease Agreement, dated February 25, 1997, between Western Country Clubs,
        Inc. and Prime Financial Corporation

10.31   Agreement For Purchase and Sale of Assets, dated April 14, 1997, between
        Kirby Bond and Western Country Clubs, Inc. (10)

10.32   Promissory Note and Security Agreement made by Kirby Bond in favor of
        Western Country Clubs, Inc. (10)

21      Subsidiaries of the Registrant (9)

27.1    Financial Data Schedule

--------------
(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form SB-2, No. 33-72942.

(2) Incorporated by reference from Western's Current Report on Form 8-K, dated November 1, 1994, attached as Exhibits 10.1 and 10.2 thereto.

(3) Incorporated by reference from Western's Annual Report on Form 10-KSB, dated February 27, 1995, attached as Exhibit 21 thereto.

(4) Incorporated by reference from Western's Annual Report on Form 10-KSB, dated February 27, 1995, attached as Exhibit 28.16 thereto.

(5) Incorporated by reference from Western's Annual Report on Form 10-KSB, dated February 27, 1995, attached as Exhibit 28.17 thereto.

(6) Incorporated by reference from Western's Current Report on Form 8-K, dated October 19, 1995, attached as Exhibit 10.1 thereto.

(7) Incorporated by reference from Western's Current Report on Form 8-K, dated October 10, 1996, attached as Exhibit 9 thereto.

(8) Incorporated by reference from Western's Current Report on Form 8-K, dated October 10, 1996, attached as Exhibit 2 thereto.

(9) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form SB-2, dated February 11, 1997, No. 333-21547.

(10) To be filed by Amendment.

(b) During the last quarter of the period covered by this report, the Company filed Reports on Form 8-K as follows:

     1. Form 8-K dated October 10, 1996, reporting that Troy H. Lowrie, the President, Chief Executive Officer, Director and principal shareholder had entered into a Stock Purchase Agreement with Red River Concepts, Inc. to sell 1,300,000 shares of his stock under Item 1 - Changes in Control of Registrant.

     2. Form 8-K, dated December 16, 1996, reporting the Company had acquired Entertainment Wichita, Inc. through a subsidiary merger under Item 2
          - Acquisition or Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1997                          Western Country Clubs, Inc.

                                        By: /s/ James E. Blacketer
                                           -------------------------------
                                                James E. Blacketer
                                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                             TITLE                        DATE
-----------------------  ---------------------------------------  --------------
                         President, Principal Executive
/s/ James E. Blacketer   Officer, and Director                    April 15, 1997
-----------------------

                         Chief Financial Officer,
/s/ Ted W. Strickland    Treasurer, and Director                  April 15, 1997
-----------------------

/s/ Joe R. Love          Director                                 April 15, 1997
-----------------------


-----------------------
    John R. Ritter       Director                                 April __, 1997

                    INDEX TO FINANCIAL STATEMENTS AND NOTES


Independent Auditors' Reports ...........................................   F-2
Consolidated Balance Sheets - December 31, 1996 and 1995 ................   F-4
Consolidated Statements of Income -
  Years Ended December 31, 1996 and 1995 ................................   F-6
Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1996 and 1995 ................................   F-7
Consolidated Statements of Cash Flows -
  Years Ended December 31, 1996 and 1995 ................................   F-8
Notes to Consolidated Financial Statements ..............................  F-10

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of

       Western Country Clubs, Inc.

              We have audited the accompanying consolidated balance sheet of Western Country Clubs, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Country Clubs, Inc. as of December 31, 1996, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia                               /s/ GROSS, COLLINS + CRESS, P.C.
March 8, 1997                                  GROSS, COLLINS + CRESS, P.C.

                          INDEPENDENT AUDITORS' REPORT





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Stockholders
Western Country Clubs, Inc.


We have audited the accompanying consolidated balance sheet of Western Country Clubs, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Country Clubs, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Denver, Colorado                                   CAUSEY DEMGEN & MOORE INC.
February 26, 1996

                          WESTERN COUNTRY CLUBS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                        December 31,
                                                                 -------------------------
                                                                    1996          1995
                                                                 ----------    -----------

                                    ASSETS
CURRENT ASSETS
  Cash                                                           $  190,624    $   223,839
  Certificate of deposit, restricted (Note 3)                       200,000              -
  Accounts receivable                                                44,736         35,533
  Notes and loans receivable (Note 4)                               100,000        100,000
  Inventories                                                        79,628         96,867
  Prepaid expenses                                                   68,889         96,741
  Capitalized offering costs                                        142,857              -
  Pre-opening expenses                                                    -         52,272
  Deferred income taxes (Note 11)                                   244,287        112,000
  Income taxes receivable                                             7,269        160,120
                                                                 ----------     ----------
      TOTAL CURRENT ASSETS                                        1,078,290        877,372
                                                                 ----------     ----------

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                             298,286        224,989
  Building and building improvements                                755,900        755,900
  Leasehold improvements                                          2,112,942      2,605,056
  Equipment                                                         667,393        524,783
  Furniture and fixtures                                            333,330        427,009
                                                                 ----------     ----------
                                                                  4,167,851      4,537,737
  Less accumulated depreciation                                   1,104,353        722,999
                                                                 ----------     ----------
      PROPERTY AND EQUIPMENT, net                                 3,063,498      3,814,738
                                                                 ----------     ----------


OTHER ASSETS
  Deferred income taxes (Note 11)                                    89,334         85,000
  Goodwill, net of accumulated amortization of $170,701 in 1996     169,747        584,249
    and $189,215 in 1995
  Covenant not to compete, net of accumulated amortization of            -         508,019
    $68,768 in 1995
  Deposits and other                                                108,257        139,765
                                                                 ----------     ----------
      TOTAL OTHER ASSETS                                            367,338      1,317,033
                                                                 ----------     ----------
         TOTAL ASSETS                                            $4,509,126     $6,009,143
                                                                 ==========     ==========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                       December 31,
                                                                 ------------------------
                                                                   1996           1995
                                                                 ----------    ----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $  325,822    $  180,355
  Notes payable (Note 8)                                            475,742       283,872
  Current portion of notes payable - related parties (Note 8)       323,129       493,000
  Accrued expenses                                                  390,167       259,499
  Current portion of long-term debt (Note 8)                         97,063        79,080
  Current portion of liability under non-compete                          -       221,781
    agreement (Note 13)
      TOTAL CURRENT LIABILITIES                                   1,611,923     1,517,587
                                                                 ----------    ----------

NOTES PAYABLE - related parties (Note 8)                             56,250             -

LONG-TERM DEBT (Note 8)                                             498,802       552,152

LIABILITY UNDER NON-COMPETE AGREEMENT (Note 13)                           -       152,922

      TOTAL LIABILITIES                                           2,166,975     2,222,661
                                                                 ----------    ----------

EQUITY INTEREST, other partners in consolidated subsidiary
  (Note 1)                                                          265,716       217,854
                                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 15, 16, and 17)

STOCKHOLDERS' EQUITY (Note 10)                                            -            -
  Preferred stock, $.10 par value; 10,000,000 shares authorized, none issued and outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized,        35,199        29,447
    3,519,921 in 1996 and 2,944,721 in 1995 shares issued
    and outstanding
  Additional paid-in capital                                      4,201,087     3,782,738
  Retained earnings (deficit)                                    (2,159,851)     (243,557)
                                                                 ----------    ----------

      TOTAL STOCKHOLDERS' EQUITY                                  2,076,435     3,568,628
                                                                 ----------    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,509,126    $6,009,143
                                                                 ==========    ==========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended December 31,
                                                                     1996          1995
                                                                 -----------    ----------
REVENUES
  Beverage and food sales                                        $ 4,961,467    $5,878,502
  Admission fees                                                   2,312,992     1,986,847
  Other revenues                                                     393,226       642,709
                                                                 -----------    ----------
    TOTAL REVENUES                                                 7,667,685     8,508,058
                                                                 -----------    ----------

COSTS AND EXPENSES
  Cost of products and services                                    2,488,218     2,349,097
  Depreciation                                                       439,802       382,891
  Amortization                                                       197,004       259,921
  Interest                                                           135,630       137,059
  General and administrative expense                               4,832,476     4,909,189
  Impairment of long-lived assets (Note 7)                         1,719,818             -
  Consulting fees, related parties                                         -        11,400
  Merger expenses                                                          -       117,190
                                                                 -----------    ----------
    TOTAL COSTS AND EXPENSES                                       9,812,948     8,166,747
                                                                 -----------    ----------

    INCOME (LOSS) BEFORE INCOME TAXES, OTHER PARTNERS'
      INTERESTS, EQUITY IN LOSS OF PARTNERSHIP, WRITE OFF
      OF INVESTMENT IN PARTNERSHIP AND EXTRAORDINARY ITEM         (2,145,263)      341,311
                                                                 -----------    ----------


PROVISION (BENEFIT) FOR INCOME TAXES (Note 11)
  Current                                                            (48,984)      183,660
  Deferred                                                          (136,621)      (50,000)
                                                                 -----------    ----------
    TOTAL PROVISION (BENEFIT) FOR INCOME TAXES                      (185,605)      133,660
                                                                 -----------    ----------

    INCOME (LOSS) BEFORE OTHER PARTNERS' INTERESTS, EQUITY
      IN LOSS OF PARTNERSHIP, WRITE OFF OF INVESTMENT IN
      PARTNERSHIP, AND EXTRAORDINARY ITEM                         (1,959,658)      207,651

OTHER PARTNERS' INTERESTS IN NET INCOME (LOSS) OF
  CONSOLIDATED SUBSIDIARIES, net of income tax benefit of
  $16,868 in 1996 and $12,458 in 1995 (Note 1)                       (19,518)      (20,587)

EQUITY IN LOSS OF PARTNERSHIP, net of income tax benefit
  of $74,841 (Note 1)                                                      -      (123,676)

WRITE OFF OF INVESTMENT IN PARTNERSHIP, net of income
  tax benefit of $166,183 (Note 14)                                        -      (274,621)
                                                                 -----------    ----------


    NET LOSS BEFORE EXTRAORDINARY ITEM                            (1,979,176)     (211,233)

GAIN ON EXTINGUISHMENT OF DEBT, net of income tax
  provision of $39,776 (Note 13)                                      65,730        -
                                                                 -----------    ----------

      NET LOSS                                                   $(1,913,446)   $ (211,233)
                                                                 ===========    ==========

NET LOSS PER COMMON SHARE
  Loss before extraordinary Item                                 $     (0.65)   $    (0.70)
  Extraordinary item                                                    0.02             -
                                                                 -----------    ----------
      NET LOSS PER COMMON SHARE                                  $     (0.63)   $    (0.07)
                                                                 ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         3,035,079     3,030,383
                                                                 ===========    ==========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Common Stock          Additional     Retained
                                                              -------------------------     Paid-In      Earnings
                                                                 Shares        Amount       Capital      (Deficit)
                                                              -----------   -----------   -----------   -----------
Balance at December 31, 1994                                  $ 3,477,263   $    34,773   $ 3,544,912   $   (32,324)

Expiration of the recision period for common stock sold
 in February 1994 (Note 10)                                       116,667         1,167       348,833             -

Common stock repurchased from the Company's president
 (Note 10)                                                       (700,000)       (7,000)   (1,918,000)            -

Deemed contribution of capital by the Company's president
 representing the excess of the fair market of the stock
 repurchased over the amount actually paid ($.40 per share)
 (Note 10)                                                              -             -     1,645,000             -

Exercise of stock options at $2.50 per share (Note 10)             27,000           269        67,231             -

Common stock issued in exchange for promotional service            15,000           150        44,850             -

Common stock issued in exchange for legal services                  8,791            88        49,912             -

Net loss for the year ended December 31, 1995                           -             -             -      (211,233)
                                                              -----------   -----------   -----------   -----------

Balance at December 31, 1995                                    2,944,721        29,447     3,782,738      (243,557)

Common stock issued for cash in private placement (Note 10)        95,200           952       237,048             -

Common stock issued pursuant to stock compensation plan
  (Note 10)                                                        80,000           800       158,366             -

Common stock issued in acquisition of subsidiary (Note 6)         400,000         4,000        22,935        (2,848)

Net loss for the year ended December 31, 1996                           -             -             -    (1,913,446)
                                                              -----------   -----------   -----------   -----------
Balance at December 31, 1996                                    3,519,921   $    35,199   $ 4,201,087   $(2,159,851)
                                                              ===========   ===========   ===========   ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years Ended December 31,
                                                            ------------------------------
                                                                1996             1995
                                                            ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(1,913,446)    $   (211,233)
   Adjustments to reconcile net loss to net cash provided
     by operating activities
       Depreciation and amortization                            636,806          654,910
       Gain on extinguishment of debt                          (105,506)               -
       Write-off of note receivable                             100,000                -
       Loss from impairment of assets                         1,719,818                -
       Minority interest in earnings of subsidiaries             36,386           33,045
       Equity in loss of limited partnership                         -           639,322
       Loss in disposal of property and equipment                    -            10,762
       Common stock issued for services                         159,166           95,000
       Deferred tax provisions                                 (136,621)         (50,000)
       Changes in assets (increase) decrease
          (Increase) decrease in accounts receivable             (9,203)          11,780
          Increase in pre-opening expenses                            -          (69,686)
          (Increase) decrease in inventories                     17,239          (17,286)
          (Increase) decrease in prepaid expenses                27,852          (33,527)
          (Increase) decrease in refundable income taxes        152,851         (160,120)
          Increase in capitalized offering costs               (142,857)               -
       Changes in liabilities increase (decrease)
          Increase in accounts payable                          145,467          104,018
          Decrease in income taxes payable                            -         (116,471)
          Increase in accrued expenses                          130,668           44,317
                                                            -----------     ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES           818,620          934,831
                                                            -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted certificate of deposit                           (200,000)               -
   Investment and advances to Limited Partnership                     -         (639,322)
   Notes and loans receivable                                  (100,000)        (100,000)
   Acquisition of property and equipment                       (226,818)        (626,399)
   Decrease in deposits                                           8,383           15,277
   Acquisition of Entertainment Wichita, Inc.                    (2,936)               -
                                                            -----------     ------------
            NET CASH USED BY INVESTING ACTIVITIES              (521,371)      (1,350,444)
                                                            -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of common stock                                          -          (280,000)
   Proceeds from sale of common stock                           238,000                -
   Proceeds from exercise of stock options                            -           67,500
   Partnership distributions to minority interests              (32,050)         (45,400)
   Borrowings under notes payable                               234,851          300,070
   Repayments of notes payable                                 (347,545)        (416,658)
   Borrowings under notes payable - related parties             100,000          793,000
   Repayments of notes payable, related parties                (523,720)        (300,000)
                                                            -----------     ------------
            NET CASH PROVIDED (USED) BY FINANCING
              ACTIVITIES                                       (330,464)         118,512
                                                            -----------     ------------

Continued . . .





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                            Years Ended December 31,
                                                            ------------------------
                                                               1996          1995
                                                            ----------    ----------
NET DECREASE IN CASH                                           (33,215)     (297,101)
CASH, BEGINNING OF YEAR                                        223,839       520,940
                                                            ----------    ----------

CASH, END OF YEAR                                           $  190,624    $  223,839
                                                            ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                   $  141,225    $  123,524
                                                            ----------    ----------
   Cash paid for income taxes                               $        -    $   92,120
                                                            ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

   During 1996 and 1995, the Company issued 80,000 and 23,791 shares, respectively, of its common stock in exchange for various services, including legal, consulting, and promotional aggregating $159,166 in 1996 and $95,000 in 1995.

   During 1996, the Company exchanged 400,000 shares of its common stock for all the common stock of Entertainment Wichita, Inc. (Note 6).

   The Company acquired the following assets and liabilities in the transaction:

  Working capital                                     $  (2,936)
  Property and equipment, net                           380,648
  Notes payable                                        (310,099)
  Minority interest                                     (43,526)
                                                      ---------
      Net book value of acquisition                   $  24,087
                                                      =========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    DESCRIPTION OF BUSINESS

                     Western Country Clubs, Inc. (the "Company") was incorporated in Colorado on December 19, 1989, and commenced operations in 1993. The Company's operations have consisted primarily of owning and operating "country-western" theme nightclubs. The Company's subsidiaries and divisions are as follows:

                     Western Country Club 1, Ltd. ("Western 1, Ltd.") is a limited partnership formed on January 19, 1993. Western 1, Ltd. owns and operates a nightclub in Indianapolis, Indiana. The operations of the nightclub began on April 14, 1993. The Company has an 80% profit interest in the partnership.

                     WCWW Acquisition Corporation ("WCWW") is a wholly owned subsidiary formed in January 1995 to hold the interim and final liquor licenses for the Company's nightclub in Tucson, Arizona.

                     The St. Louis division of the Company was acquired on October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

                     Entertainment Wichita, Inc. ("EWI"), a wholly owned subsidiary, owns an 80% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas (Note 6).

                     Western Newco, Inc. ("Newco") was formed on October 5, 1995, for the purpose of participating in the proposed merger with Cowboys Concert Hall - Arlington, Inc. ("Cowboys"). The merger was never submitted to the shareholders of Cowboys for approval; hence, Newco is presently inactive.

                     In addition to these subsidiaries and divisions, the Company holds a 50% interest in a nightclub in Atlanta, Georgia (Note
       14).

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     The following is a summary of significant accounting policies followed by the Company:

                     Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Consolidation - The consolidated financial statements include the accounts of the Company, two limited partnerships over which the Company has financial control, and three wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                     Investments - Investments in partnerships, which the Company does not financially control, are accounted for on the equity method until financial control is established.

                     Inventories - Inventories consist of liquor, wine, beer, and boutique items. Inventories are stated at the lower of cost (first-in, first-out) or market.

                     Depreciation and amortization - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives as follows: land improvements, 10-15 years; building and improvements, 10-30 years; leasehold improvements, 7-10 years; equipment, 7-10 years; furniture and fixtures, 7-10 years.

                     Intangibles - Organization costs and liquor license costs are amortized over five years and goodwill is amortized over five to fifteen years, the periods estimated by management to be benefitted. Certain costs incurred before a nightclub is opened are capitalized as pre-opening expenses and amortized over a 12-month period commencing the first full month the nightclub begins operation. The covenant not to compete is amortized over 15 years, the period covered by the amended agreement.

                     Measurement of impairment - At each balance sheet date, the Company reviews the amount of recorded goodwill, covenant not to compete and related nightclub assets (separately by club) for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable out of undiscounted future operating cash flows and the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period in the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                     Repairs and maintenance - Normal costs incurred to repair and maintain fixed assets are charged to operations as incurred. Repairs and betterments which extend the life of an asset are capitalized and subsequently depreciated on a straight-line basis over the remaining useful life of the asset. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

                     Income taxes - Income taxes are provided based on earnings reported in the financial statements. The Company follows Statement of Financial Accounting Standards No. 109 whereby deferred income taxes are provided on temporary differences between reported earnings and taxable income.

                     Net income per common share - Net income per common share is computed based on the weighted average number of shares outstanding during the periods. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Shares issuable under stock warrants have been excluded since they would be antidilutive.

                     Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)    RESTRICTIONS OF CASH

                     Restricted cash is composed of a certificate of deposit for $200,000. This money is used to secure an outstanding loan with a bank in the amount of $200,000 (Note 8).

(4)    NOTES AND LOANS RECEIVABLE

                     On November 30, 1995, the Company loaned to Cowboys Entertainment, Inc. $100,000 which was to be repaid on November 30, 1996. The note was determined to be uncollectible and was written off in 1996.

                     During 1996, the Company loaned a total of $100,000. The first loan is for $25,000 and is secured by the stock granted under the Company's qualified stock option plan. The second loan is for $55,000 and will be repaid in early 1997 when the exchange for Cowboys stock occurs (Note 18). The third loan for $20,000 is due on April 9, 1997 and carries an interest rate of 8% per annum.

(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

                     The carrying amounts of cash, short-term notes receivable, commercial paper and notes payable approximates fair value because of the short-term maturity of these instruments.

                     The fair value of long-term debt, including current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

(6)    ACQUISITIONS

                     Atlanta club investment - On June 29, 1995, the Company, as the limited partner, contributed $500 to the capital of Cowboys Concert Hall/Atlanta, Ltd. ("Atlanta") in exchange for a 50% interest in the Partnership. The Company also agreed to lend the Partnership up to $750,000 and loaned the Partnership $638,822 pursuant to a three-year unsecured promissory note, due June 29, 1998 bearing interest at 10% per annum. The Company accounted for its interest in the Partnership using the equity method until the investment was written off at December 31, 1995 (Note 14).

                     On June 29, 1995, the Partnership closed on the acquisition of certain assets and liabilities of a country-western nightclub in Atlanta, Georgia. The purchase price was $1,650,000 payable $425,000 at closing plus a $1,225,000 promissory note due December 29, 1999 bearing interest at 8% per annum.

                     Condensed financial information of Atlanta as of December 31, 1995 and for the six months ended December 31, 1995 are as follows:

      Current assets                                            $   103,081
      Noncurrent assets                                           1,785,138
      Current liabilities                                         1,645,431
      Long-term debt                                                638,822
      Partners' equity (deficit)                                   (396,034)
      Net loss                                                     (397,034)

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)    ACQUISITIONS (CONTINUED)

                     Wichita club acquisition - EWI, a Kansas Corporation, is the general partner of In Cahoots. Through September 30, 1996, EWI owned a 1% interest in the profits and losses of In Cahoots. On October 1, 1996, limited partners of In Cahoots owning an aggregate 79% limited partnership interest exchanged these partnership interests for an aggregate of 36,800 shares of common stock of EWI and the assumption of $150,000 of debt related to a previous acquisition of limited partnership interest by another party.

                     On December 16, 1996, the Company and EWI entered into an agreement and plan of merger whereby EWI would become a 100% subsidiary of the Company. On December 16, 1996, the Company issued 400,000 shares of its common stock and assumed $150,000 of notes owed to former limited partners of In Cahoots in exchange for all of the outstanding common shares of EWI.

                     The exchange of partnership interests of In Cahoots for shares of common stock of EWI and the merger of the Company with EWI have been treated as transactions between entities under common control and, therefore, the consolidated assets and liabilities of EWI are recorded at historical cost. The operations of EWI and In Cahoots are included in the consolidated statement of income beginning October 1, 1996, the first date that common control existed between them and the Company.

                     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                       December 31,          December 31,
                                          1996                  1995
                                      -------------          ------------
       Net sales                      $ 9,118,206            $10,927,813

       Net loss                       $(1,880,916)           $  (161,867)

       Net loss per common share      $     (0.55)           $     (0.05)



(7)    IMPAIRMENT OF LONG-LIVED ASSETS

                     As of December 31, 1996, management determined that the long-lived assets related to its Tucson operations including furniture and fixtures, equipment, leasehold improvements, and intangibles would not be realized based on future expected cash flows. Therefore, the carrying values of these assets have been charged to expense in 1996.
       In addition, the deferred rental obligation has been decreased by $45,955 to recognize the fact that the lease will not be renewed at the
       end of five years.   The charge to expense is included in "Impairment of
       long-lived assets" and the reduction of the deferred rental obligation is recorded as a reduction in rental expense.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)    NOTES PAYABLE

                     Short-term notes payable consist of the following:

                                                                            1996        1995
                                                                          ---------   ---------
          Note payable, due in monthly installments of interest only through February 19, 1997, at which time, a final payment of unpaid principal is due. Interest is computed at 6.36%.
       Collateralized by an interest in certain cash  accounts of the
       Company  and of the Company's former president (Note 18).          $ 275,742   $ 283,872

          Note  payable, due on January 31, 1997. Secured by a
       certificate of deposit (Note 3).                                     200,000           -
                                                                          ---------   ---------
            Total short term notes                                        $ 475,742   $ 283,872

                     Notes payable - related parties consist of the following:

                                                                             1996        1995
                                                                          ---------   ---------
          Note payable - relative of former president, bearing interest
       at 12% annually.  The note matured on April 28, 1996 (Note 9).     $       -   $ 393,000

          Note payable - officer,  bearing interest at 12% annually.
       The note matured on November 30, 1996 (Note 9).                            -     100,000

          Note payable - former officer, bearing interest at 12%
       annually.  The note is due on demand (Note 9).                       100,000           -

          Notes payable - affiliates of a limited partner, payable on demand, including interest at 10%.  Secured by the personal
       guarantee of the Company's president (Note 9).                        50,000           -

          Note payable - former limited partners, payable on demand,
       including interest at 10%, unsecured (Note 9).                        10,000           -

          Note payable - former limited partner, payable in monthly
       installments of $6,250 plus interest at prime plus 1%. Secured by the ownership interest of a stockholder and the guarantee of a financial corporation. Prime was 8.5% at December 31, 1996
       (Note 9).                                                            139,223           -

          Note payable - affiliate of a limited partner, due in monthly installments of $8,069, including interest at 18% through
       November 1997.  Secured by equipment, inventories, receivables,
       furniture and fixtures (Note 9).                                      80,156           -
                                                                          ---------   ---------

            Total notes payable - related parties                           379,379     493,000
              Less current portion                                          323,129     493,000
                                                                          ---------   ---------
            Noncurrent portion                                            $  56,250   $       -
                                                                          =========   =========

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)    NOTES PAYABLE (CONTINUED)

                     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                               1996       1995
                                                                             --------   --------
             Note payable - bank, due in monthly installments of $8,437, including interest at 3% above prime through February 2004.
          Secured by first mortgage on real estate.                          $486,982   $529,712

             Note payable - seller, due in monthly installments of $3,187, including interest at 10% through January 1999. Secured by second mortgage on real estate and the personal guarantee of
          the Company's former president.                                      74,203    101,520

             Capitalized lease - bank, due in monthly installments of
          $256, including interest at 20.5% through November 1998.
          Secured by equipment.                                                 4,834          -

             Note payable - seller, noninterest bearing, due in monthly installments of $1,000, through July 1999.  Secured  by
          equipment.                                                           29,846          -
                                                                             --------   --------
               Total long-term debt                                           595,865    631,232
                 Less current portion                                          97,063     79,080
                                                                             --------   --------
               Noncurrent portion                                            $498,802   $552,152
                                                                             ========   ========

                     Maturities of long-term debt are as follows:

             Year ending December 31,                                                    Amount
             ------------------------                                                   --------
             1997                                                                       $ 97,063
             1998                                                                        103,965
             1999                                                                         68,956
             2000                                                                         67,220
             2001                                                                         75,371
             Thereafter                                                                  183,290
                                                                                        --------
                 Total                                                                  $595,865
                                                                                        ========

(9)    RELATED PARTY TRANSACTIONS

                     During the years ended December 31, 1996 and 1995, the Company utilized a service organization whose president is a stockholder of the Company. The service organization was responsible for the management of the daily operations of the Company in 1995 and through September 1996. The total amounts paid to the organization during 1996 and 1995 were $59,936 and $177,647, respectively. Of these amounts, $14,522 and $91,604 represented reimbursement of Company expenses incurred.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)    RELATED PARTY TRANSACTIONS (CONTINUED)

                     In August 1995, International Entertainment Consultants, Inc. ("IEC") loaned the Company $300,000 at 12% annual interest payable monthly, to complete the renovation of the Tucson club into the "A Little Bit of Texas" format. IEC is owned by a relative of the Company's former president. The loan was due December 28, 1995, and was extended until January 28, 1996 after the payment of $100,000 in principal by the Company. During October 1995, the Company borrowed an additional $193,000 from IEC to make the required payment under the covenant not to compete. The note bears interest at 12% annually, was due December 28, 1995, and was extended until January 28, 1996. During January 1996, $262,000 in principal had been repaid and the remaining balance was repaid on April 28, 1996. In addition, the Company paid IEC $38,540 and $86,043 for the years ended December 31, 1996 and 1995, respectively, for payroll and support services, including insurance and office expenses.

                     During 1995, the Company's then president and a company owned by the Company's then president loaned the Company $300,000 which has been repaid. On October 10, 1996, the former president loaned the Company an additional $100,000 which is due on demand and bears interest at 12% annually (Note 8).

                     On July 3, 1993, In Cahoots signed a ten-year lease. The lessor is a 20% limited partner of In Cahoots. Rent expense under this lease for the three months ended December 31, 1996 amounted to $39,511 (Note 15).

                     During 1994, In Cahoots borrowed $150,000 from four limited partners, $90,000 of which was repaid in 1994. The remaining $60,000 balance is made up of $50,000 which is secured by the personal guarantee of the president of the Company and $10,000 which is unsecured. The notes are due upon demand and accrue interest at a rate of 10% per annum (Note 8).

                     On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $139,223 at December 31, 1996 is due to a former limited partner of the Company (Notes 6 and 8).

                     On May 24, 1994, In Cahoots entered into a loan agreement with a mortgage company whose owner is an affiliate of a limited partner of In Cahoots. Interest expense on this loan amounted to $4,263 for the three months ended December 31, 1996. The balance as of December 31, 1996 was $80,156 (Notes 6 and 8).

(10)   STOCKHOLDERS' EQUITY

                     Stock options - On December 16, 1993 the Company granted an option to purchase 250,000 shares of the Company's $.01 par value common stock at $2.50 per share, to an employee of the Company. The option expires on December 1, 1998. During 1995, 20,000 options were exercised resulting in proceeds to the Company of $50,000.

                     Private placements of common stock - In December 1993, the Company consummated the private placement of 110,000 shares of its $.01 par value stock at $1.00 per share for total proceeds of $110,000.

                     On February 7, 1994, the Company commenced the sale of 200,000 shares of its $.01 par value common stock at $3.00 per share pursuant to a private placement memorandum. The sale was on a best-efforts basis with no minimum number of shares required to be sold prior to closing of the offering. The offering was amended on February 16, 1994 to allow $250,000 in borrowings from investors at 10% annual interest, payable from proceeds of the proposed public offering, and the sale of 116,667 shares of the Company's common stock at $3.00 per share. On March 1, 1994, the Company completed the offering raising a total of $600,000. In connection with the $250,000 notes payable, the Company granted two five-year options to purchase a total of 17,000 shares of the Company's common stock at $2.50 per share. Upon the closing of the public offering on May 9, 1994, the $250,000 notes payable, including interest of $5,685, were paid from offering proceeds. During 1995, options to purchase 7,000 shares of common stock at $2.50 per share were exercised, resulting in net proceeds of $17,500 to the Company.

                     Common stock subject to rescission - The Company offered to the purchasers of common stock in the December 1993 and February 1994 private placements the opportunity to rescind their investment in the Company, upon the Company's filing of its registration statement with the Securities and Exchange Commission. In the event the December and February private offerings were integrated into the public offering, the sales under the private offerings might be considered violations under
       Section 5 of the Securities Act of 1933. In connection with the public offering, 110,000 shares sold in December 1993 for $110,000 were subsequently registered and sold in the public offering. Therefore, these 110,000 shares are no longer subject to rescission. As a result, the Company had a potential liability to purchasers of $350,000 (116,667 shares). The liability expired February 28, 1995.

                     Public offering of stock - On May 9, 1994, the Company completed a public offering of 460,000 shares of its common stock at $5.25 per share, resulting in net proceeds of $1,930,061 after deducting offering expenses of $484,939.

                     The underwriter received a discount of 10%, a nonaccountable expense allowance of 3% of the gross proceeds of the offering, and warrants to purchase 40,000 shares of common stock. The warrants are exercisable at $6.30 per share commencing April 25, 1995 until April 25, 1999. The Company has granted the holders of the warrants certain customary registration rights. As of December 31, 1996, none of these warrants have been exercised.

                     Warrants granted - Effective July 1, 1994, the Company granted warrants to purchase 60,000 shares of the Company's common stock exercisable at $6.00 per share until June 30, 1999, in exchange for consulting services to be performed over a one-year period. In addition, stock appreciation rights were granted whereby the consultant could purchase shares of common stock for $.01 per share representing the increase in value of the 60,000 shares divided by the then market price of the stock. Compensation will be recorded as the price of the Company's stock exceeds the warrant exercise price.

                     Repurchase of common stock - In March 1995, the Company repurchased 700,000 shares of its $.01 par value common stock from the Company's president for $280,000 ($.40 per share). At the time of the repurchase, the Company had valued the stock at $2.75 per share. The transaction has been reflected in the statement of stockholders' equity as the repurchase of the shares at $2.75 per share, allocated between common stock and additional paid-in capital, and a capital contribution of the difference between the $2.75 per share fair value and the $.40 per share price paid. As Colorado law does not provide for treasury stock, the repurchased shares of stock are treated as authorized but unissued shares.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)   STOCKHOLDERS' EQUITY (CONTINUED)

                     Private placements of common stock - During June 1996, the Company sold 95,200 shares of common stock at $2.50 per share resulting in net proceeds of $238,000.

                     Stock compensation plan - In 1996, the Company established a stock option compensation plan for employees and consultants. The aggregate number of common shares as to which options and awards may be granted shall not exceed 250,000, and the options and awards must be granted within five years. At the time of grant, the Company will determine the exercise price and the vesting period, which shall not exceed five years.

                     During the quarter ended September 30, 1996, the Company issued: (1) 10,000 shares of the Company's common stock to the Company's president for services rendered and recorded compensation of $35,000; (2) 15,000 shares of the Company's common stock to a consultant as a reduction of accounts payable of $46,666; (3) 10,000 shares of the Company's common stock to a consultant for services valued at $35,000; and (4) 45,000 shares of the Company's common stock and 145,000 options to purchase the Company's common stock at $3.50 per share for three years in exchange for the cancellation of 240,000 options to purchase the Company's common stock at $2.50 per share. Each of the above issuances of common stock was valued at $3.50 per share less the previously recorded compensation where warrants were returned.

(11)   INCOME TAXES

      As of December 31, 1996 and 1995, the Company's deferred tax assets are as follows:

                                                         1996          1995
                                                       ---------     ---------
       Compensation element of stock options           $        -    $   4,700
       Tax over book basis of fixed assets                215,349      156,700
       Impairment of long-lived assets                    684,029            -
       Leases with scheduled rent increases                52,921       35,600
       Net operating loss carryforward                     49,566            -
                                                       ----------    ---------
                                                        1,001,865      197,000
       Valuation allowance                               (668,244)           -
                                                       ----------    ---------
            Net deferred tax asset                        333,621      197,000
       Current asset                                     (244,287)    (112,000)
                                                       ----------    ---------
            Long term asset                            $   89,334    $  85,000
                                                       ==========    =========

                     Realization of the deferred tax asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and loss from impairment of long-lived assets can be offset. At December 31, 1995, management believed that it was more likely than not that all of the deferred tax would be realized because income before income taxes would have been $308,266 for the year then ended, if it had not been for the losses incurred from the Atlanta Club (Note 14). However, at December 31, 1996, management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the net operating loss carryforward and impairment of long-lived assets and has reduced the deferred tax asset by a valuation allowance of $668,244.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   INCOME TAXES (CONTINUED)

                     Deferred income taxes resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes are as follows:

                                                               1996         1995
                                                             ---------    --------
        Differences between book and tax
           Compensation element of stock options             $  (4,700)   $(41,925)
           Differences between book and tax depreciation        58,649      70,727
           Impairment of long-lived assets                     684,029           -
           Leases with scheduled rent increases                 17,321      21,198
           Net operating loss carryforwards                     49,566           -
                                                             ---------    --------
                                                               804,865      50,000
           Change in valuation allowance                      (668,244)          -
                                                             ---------    --------
             Net deferred tax benefit                        $ 136,621    $ 50,000
                                                             =========    ========

                     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended December 31, 1996 and 1995:

                                                                        1996      1995
                                                                       ------    ------
       United States statutory rate                                   (34.0)%     34.0%
       State income taxes, net of federal income tax benefit (cost)    (3.0)%      4.8%
       Increase in valuation allowance                                 31.1%         -
       Other                                                           (2.8)%      0.4%
                                                                       ------    ------
            Total                                                      (8.7)%     39.2%
                                                                       ======    ======

                     At December 31, 1996, the Company has a net operating loss carryforward of approximately $131,000 which expires in 2011.

(12)   CHANGE IN ACCOUNTING ESTIMATE

                     Effective October 1, 1995, the Company revised its estimate of the useful lives of the leasehold improvements and goodwill relating to the Tucson club from 5 years to 15 years. This date coincided with the completion of the renovation of the club. Effective January 1, 1995, the covenant not to compete agreement was amended to cover a 15-year period and the period for accruing the deferred lease obligation under the Tucson club's lease, which contains escalating rental payments, was extended to a 15-year period. The net effect of these changes was to increase net income by $84,000 ($.03 per common share) for the year ended December 31, 1995.

(13)   GAIN ON EXTINGUISHMENT OF DEBT

                     During September 1996, the Company settled its remaining obligations under the liability relating to the Tucson covenant not to compete for $300,000 in cash. The difference between the amount paid and the basis of the obligation on the books has been recorded as an extraordinary gain of $65,730, net of the related income tax effect of $39,776.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)   WRITE OFF OF INVESTMENT IN PARTNERSHIP

                     Due to significant on-going operating losses and negative cash flow of the Atlanta Club, the Company wrote off its investment in and the related loans to Cowboys Concert Hall/Atlanta, Ltd., the partnership that owns the Atlanta club. The resulting loss of $274,621, net of income taxes, is recorded in operations for the year ended December 31, 1995.

(15)   LEASE COMMITMENTS

                     On July 30, 1993, In Cahoots entered into a building lease for club operations in Wichita, Kansas, with a 20% limited partner. The lease term is ten years commencing October 15, 1993. In addition to minimum rental payments of $12,500, In Cahoots is obligated to pay to the landlord, as additional rent, a percentage of gross sales after deductions for alcohol and sales taxes. The lease agreement contains two five-year renewal options at the primary lease term rental rate (Note 9).

                     In December 1993, the Company entered into a building lease for club operations in St. Louis, Missouri. The lease term is ten years with two five-year renewal options. Minimum rent per month is $22,238 for years one through five and $26,686 per month for years six through ten. The lease requires a $25,000 security deposit, and is guaranteed by an affiliated company.

                     On November 1, 1994, the Company assumed a building lease for club operations in Tucson, Arizona. The remaining primary lease term is 6.33 years with two five-year renewal options. Minimum rent per month for the remainder of the lease term increases annually on the first of March. Minimum payments through February 28, 1997, are $21,500 per month. Minimum rent increases to $22,145 on March 1, 1997, $22,809 on March 1, 1998, $23,494 on March 4, 1999, and $24,198 on March 1,
       2000. Also on November 1, 1994, the Company entered into a property lease for parking around the club in Tucson, Arizona. The lease term is four years with an option to purchase. Minimum rent per month is $2,000 per month for years one and two and escalates to $3,000 per month for the remaining term.

                     Rent expense for the years ended December 31, 1996 and 1995 amounted to $740,613 and $596,708, respectively.

  The minimum annual commitments under the real estate leases are as follows:

          Year ending December 31,                           Amount
          ------------------------                         ----------
          1997                                             $  717,306
          1998                                                719,240
          1999                                                750,787
          2000                                                759,204
          2001                                                518,629
          Thereafter                                          915,464
                                                           ----------
              Total                                        $4,380,630
                                                           ==========

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)   CONTINGENT LIABILITIES

                     In May 1995, the Company announced it had entered into a letter agreement with Cowboys Entertainment, Inc. pursuant to which the two companies agreed to continue discussions concerning a possible acquisition by the Company of certain businesses and/or assets of Cowboys Entertainment, Inc. In October 1995, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger") with Newco, a wholly owned subsidiary of the Company, and Cowboys pursuant to which Newco would merge with Cowboys, with Cowboys as the surviving entity. Simultaneously, the Company was to also offer to limited partners of Cowboys Concert Hall - Arlington, Ltd. ("CCHA, Ltd."), a Texas limited partnership, the opportunity to exchange their limited partnership interests and notes, in the approximate amount of $514,022 for an aggregate of 250,000 shares of the Company's common stock and new notes in the aggregate amount of $840,000. The transaction was subject to the approval of the shareholders of Cowboys and the limited partners of CCHA, Ltd.

                     The Company filed a registration statement covering the transactions on November 13, 1995, which included audited financial statements of the Company, but did not include audited financial statements of Cowboys or CCHA, Ltd., as required by applicable Securities and Exchange Commission rules and regulations. Efforts by Cowboys to retrieve or reconstruct the information necessary to perform the required audits proved unsuccessful. As a result, the requirement that the shareholders of Cowboys approve the Agreement and Merger by December 31, 1995 was not fulfilled, and the parties have not agreed to extend the date for performance.

(17)   LITIGATION

                     The Company is involved in various claims and legal proceedings of a nature considered normal to its business, principally personal injury claims resulting from incidents occurring on the premises of the Company's nightclubs. While it is not feasible to predict or determine the financial outcome of these proceedings, management does not believe that they will result in a materially adverse effect on the Company's financial position, results of operations or liquidity

(18)   SUBSEQUENT EVENTS

                     On February 18, 1997, the Company entered into a line of credit agreement that allows it to borrow up to $160,000. Through March 4, 1997, $140,000 has been drawn on this line. The debt carries a 12% annual interest rate and is due within sixty days of the draw on the line. There is also a 10% fee on the amounts borrowed which is due at the time of the draw. The line is collateralized by property and the income generated by said property. In addition, the Company will issue to the lender warrants to purchase the Company's common stock for a three-year period at a price of $2.00 per share. The warrants issued will be on the basis of one warrant for every two dollars funded.

                     On February 4, 1997, the Company entered into a cessation agreement which provided the terms for the resignation of one of its directors. The shares held by this director will be sold at a reduced price under the option agreement dated February 25, 1997.

                     In February 1997, the Company exchanged 114,800 of its common stock and a note receivable for $55,000 to certain persons for 77,000 shares of common stock of Cowboys and warrants to purchase an additional 77,000 Cowboys shares as part of a settlement with Cowboys.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18)   SUBSEQUENT EVENTS (CONTINUED)

                     On March 15, 1997, the Company entered into a 51.5-month lease agreement for an office building to serve as the corporate headquarters in Oklahoma City, Oklahoma. From March 15, 1997 to August 31, 1998, the base rent will be $36,900 per year. From September 1, 1998 to January 31, 2000, the rent increases to $39,360 per year. From February 1, 2000 to June 30, 2001, the base rent will be $41,820.

                     Management decided on March 15, 1997 to close its club in Tucson, Arizona at the end of April 1997 due to its continuing operating losses. Impairment of the long-lived assets of the Tucson club was recorded as of December 31, 1996 (Note 7).

                     A note in the amount of $275,742 was due February 19, 1997. As of the date of this report, the note had not been repaid. The Company's intention is to repay the note with the proceeds from a public offering (Note 8).

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.30          Lease Agreement, dated February 25, 1997, between Western
                 Country Clubs, Inc. and Prime Financial Corporation

  27.1           Financial Data Schedule