Form 10KSB/A
period 1996-12-31
WESTERN COUNTRY CLUBS INC
filed 1997-05-14
CIK 916298

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 1996

                        COMMISSION FILE NUMBER:  0-24058

                          WESTERN COUNTRY CLUBS, INC.
             (Exact name of registrant as specified in its charter)


                  COLORADO                              84-1131343
        (State or other jurisdiction of      (IRS Employer Identification No.)
          incorporation or organization)

                        1601 N.W. EXPRESSWAY, SUITE 1610
                         OKLAHOMA CITY, OKLAHOMA  73118
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including zip code:                 (405)848-0996

Securities to be registered under Section 12(b) of the Act:                 NONE

Securities registered pursuant to Section 12(g) of the Act:         COMMON STOCK
                                                                  $.01 PAR VALUE

The undersigned Registrant amends the following items on its Annual Report on Form 10-KSB for the year ended December 31, 1996:

      Part III. Items 9, 10, 11 and 12 are included in such Annual Report previously filed on April 15, 1997.

                          WESTERN COUNTRY CLUBS, INC.

                       1996 FORM 10-KSB/A AMENDMENT NO. 1

                               TABLE OF CONTENTS


ITEM                                                                    PAGE
----                                                                    ----

                                     Part I

                                    Part II

                                    Part III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act . . . . . . . .  1
10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  4
11.   Security Ownership of Certain Beneficial Owners and Management. .  5
12.   Certain Relationships and Related Transactions. . . . . . . . . .  7

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


     The Items under Parts I and II, Part III-Item 13, and the Consolidated Financial Statements are included in the Company's Form 10-KSB for the period ending December 31, 1996, previously filed on April 15, 1997.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name and age of each director and executive officer of Western Country Clubs, Inc. (the "Company"), his principal position with the Company, and the year he became a director or officer.

                         DIRECTOR/
                          OFFICER
       NAME          AGE   SINCE                        POSITION
       ----          ---   -----                        --------
James E. Blacketer   54     1996          President and Director
Ted W. Strickland    45     1996          Chief Financial Officer, Treasurer
                                            and Director
Joe R. Love          57     1996          Director
John R. Ritter       39     1997          Director
Dominic W. Grimmett  41     1996          Vice President of Operations
                                            and Secretary

     James E. Blacketer has a marketing degree from Oklahoma City University and extensive experience in the restaurant and night club business. During the last five years Mr. Blacketer has served as managing principal to several hospitality entities including Yucatan Liquor Stands (Tulsa and Oklahoma City), InCahoots (Oklahoma City, Tulsa and Wichita). Previously, he was a multiple franchisee of Steak & Ale Restaurants and Chi Chi Restaurants chain. Mr. Blacketer also conceived and developed a chain of Hungry Lion Steak Houses located in the Chicago, Milwaukee and Grand Rapids, Michigan areas.

     Ted W. Strickland is a 1974 graduate of Oklahoma State University and a Certified Public Accountant with experience in marketing, financial management and public accounting. He began his career in public accounting, employed seven years with the firm of KPMG Peat Marwick, LLP, serving as a Senior Tax Specialist/Staff Accountant in the Oklahoma City, Oklahoma office from 1974 to 1978; a Supervisor in the Professional Development Department and as National Recruiter Training Coordinator, both in the New York Executive office from 1978 to 1979; and a Senior Tax Manager in the Dallas, Texas office from 1979 to 1981. Mr. Strickland was most recently Chief Financial Officer, Secretary and Treasurer for UNICO, Inc., a publicly-owned marketing services company located in Oklahoma City.

     Joe R. Love graduated from the University of Oklahoma in 1960 with a degree in Finance. Since 1990 he has served as Chairman of C.H. Financial Corporation, Oklahoma City, Oklahoma, a financial services company. Mr. Love has served as a director of First Cash, Inc., Arlington, Texas, a public company which owns a national chain of pawn shops, since 1991. Mr. Love also has served since 1989 as a director of Tatonka Energy Corporation, formerly Sooner Energy Corporation, Dallas, Texas, a public company engaged in oil and gas exploration and production.

     John R. Ritter currently serves as Vice President of Data Information Services, Inc. a company specializing in pre-employment screening. He also is an independent management consultant specializing in the restaurant industry, in which he has been involved for over 15 years. From 1981 to 1994, Mr. Ritter was employed by the McDonalds Corporation, both in the field and the corporate offices. He last served as Senior Business Consultant, working with McDonalds franchisees in the development of their businesses. He resides in Eureka Springs, Arkansas.

     Dominic W. Grimmett has extensive experience in the restaurant and night club business, receiving his initial restaurant management training in 1978 with Gilbert/Robinson, Inc. (Houlihan's Old Place and Biba's) in Kansas City, Missouri. During his career, he has served in increasing capacities as assistant manager, general manager, Director of Operations and Vice President for such nationally known operations as Champion Sports Bars, Washington, D.C.; Greenstreet and Chiquita's; an Applebee's Restaurants franchisee in Houston, Texas; and Pyramid Pizza in Kansas City. Grimmett has long-term experience in development and implementation of marketing and promotions strategies as well as restaurant and club operations management.

     Family Relationships. There are no family relationships among any of the Company's officers and directors.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons beneficially owning more than 10% of the Company's stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and with the Company.

     Based solely on a review of the reports sent to the Company, the Company believes that each of its directors and executive officers met his Section 16(a) filing obligations during 1996, except Mr. Troy H. Lowrie, who failed to timely report a gift of 5,000 shares on March 17, 1995, the disposition of 30,000 shares on May 15, 1995, at $2.92 per share, a disposition of 3,500 shares on August 31, 1995, at an unknown price, a gift of 75,000 shares of Common Stock on April 9, 1996, the disposition of 30,000 shares on June 19, 1996, at $2.00 per share, the grant of 10,000 shares on July 23, 1997, from an employee stock benefit plan, and the disposition of 10,000 shares on August 6, 1996, at $2.50 per share. The 1995 transactions were reported on Form 4's filed in March 1996. The April and June 1996 transactions are believed to have been reported in October 1996. The July and August 1996 transactions were reported in November 1996.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid by the Company or any of its subsidiaries as well as certain other compensation paid or accrued, during the years indicated, to the President, President and the three other highest paid executive officers of the Company (the "named executives") for such period in all capacities in which they served.

Summary Compensation Table

                                                                              LONG TERM
                                                                            COMPENSATION
                                          ANNUAL COMPENSATION (1)(2)           AWARDS          ALL OTHER
          NAME AND                      -----------------------------       ------------        COMPEN-
     PRINCIPAL POSITION             YEAR    SALARY($)       BONUS ($)       OPTIONS (#)        SATION ($)
     ------------------             ----    --------        ---------       -----------        ----------
James E. Blacketer, President       1996     12,000              --               --                --

Troy H. Lowrie, former              1996      3,000              --           10,000            35,000 (3)
President                           1995     36,000              --               --                --
                                    1994     50,416              --               --                --

----------------

   (1) Amounts shown include cash and non-cash compensation earned and received by the named executives as well as amounts earned but deferred at their election.

   (2) The Company provides various perquisites to certain employees including the named executives. In each case, the aggregate value of the perquisites provided to a named executive did not exceed 10% of such named executive's annual salary and bonus.

   (3) Represents proceeds from the sale of 10,000 shares of the Company's Common Stock issued as compensation in 1996.

     There were no options to purchase shares of Common Stock granted to the named executives of the Company during the year ended December 31, 1996.

     Director Compensation. The Company's non-employee directors (currently Messrs. Love and Ritter) are reimbursed for all ordinary and necessary expenses incurred in the conduct of the Company's business, but receive no cash compensation for their service. Under the Omnibus Equity Compensation Plan, each director receives a one-time grant of stock options covering 0.3% of the outstanding Common Stock (presently, 10,904 shares) when he or she is first elected to the Board, or in the case of the current directors, upon the Omnibus Plan's effective date. The exercise price of the options is the fair market price at date of grant. Each of the current directors, Messrs. Blacketer, Love, Ritter and Strickland, received a grant on April 18, 1997 (the Omnibus Plan's effective date), of an option for 10,904 shares with an exercise price of $1.125 per share. This grant is contingent upon approval of the Omnibus Plan by the shareholders at the Annual Meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Western's Common Stock as of April 22, 1997, by (i) each director of Western, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by Western to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

      NAME OF SHAREHOLDERS                                   BENEFICIAL OWNERSHIP (1)
       HOLDING 5% OR MORE,                               --------------------------------
  DIRECTOR OR EXECUTIVE OFFICER                          NUMBER OF SHARES       PERCENT
---------------------------------                        ----------------    ------------
Shane Investments, L.C. (2)                                     1,050,500          28.9
Joe Robert Love, Jr. (3)                                        1,050,500          28.9
James E. Blacketer (4)                                            863,000          23.7
Red River Concepts, Inc. (5)                                      800,000          22.0
Joe R. Love (6)                                                   800,000          22.0
Dominic W. Grimmett (7)                                            50,000           1.4
Ted W. Strickland (7)                                              25,000             *
John R. Ritter                                                     35,000           1.0
  All directors and officers
    as a group (5 persons) (8)                                    973,000          26.4

------------------
* Less than one percent.

   (1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

   (2) Reflects indirect beneficial ownership of 800,000 shares owned directly by Red River Concepts, Inc., a company owned 100% by Shane Investments, L.C., and 250,500 shares owned directly.

   (3) Reflects indirect beneficial ownership of shares owned directly by Red River Concepts, Inc., a company owned 100% by Shane Investments, L.C. Mr. Love is the manager and 100% owner of Shane Investments, L.C., is an officer and director of Red River Concepts, Inc. and is the adult son of Joe R. Love, a director of the Company.

   (4) Reflects 63,000 shares owned indirectly and beneficial ownership of shares owned directly by Red River Concepts, Inc., a company of which Mr. Blacketer serves as an officer and a director. Mr. Blacketer disclaims beneficial ownership of 152,000 shares owned by two adult sons.

   (5) Of the shares owned by Red River, 550,000 shares are pledged as collateral for purchase notes payable to Mr. Troy Lowrie. See "Change in Control" below.

   (6) Reflects indirect beneficial ownership of shares owned directly by Red River Concepts, Inc., a company of which Mr. Love serves a director. Mr. Love disclaims beneficial ownership of shares owned by Shane Investments, L.C., an entity controlled by an adult son and 122,500 shares held by a trust for the benefit of another adult son. See "Change in Control" below.

   (7) Includes options to purchase 25,000 shares held by each of Mr. Grimmett and Mr. Strickland.

   (8) Includes options to purchase 50,000 shares held by executive officers of the Company. See note 7 above.

     The business address of Messrs. Blacketer, Grimmett and Strickland is 1601 N.W. Expressway, Suite 1610, Oklahoma City, Oklahoma 73118. The business address of Mr. Love is 1601 N.W. Expressway, Suite 1910, Oklahoma City, Oklahoma 73118.

CHANGE IN CONTROL

     Effective September 20, 1996, Red River Concepts, Inc., a Delaware corporation ("Red River"), entered into a Stock Purchase Agreement dated as of September 20, 1996 ("Purchase Agreement") with Mr. Troy Lowrie, the Company's then President, director and largest shareholder, to purchase 1,300,000 shares of the Company's Common Stock owned by Mr. Lowrie. Under the Purchase Agreement, on October 10, 1996, Mr. Lowrie sold: (i) 200,000 shares to certain assignees of Red River for $200,000 in cash; and (ii) 800,000 shares to Red River for an $800,000 promissory note due the earlier of June 1, 1997, or the effective date of a planned public offering, and secured by the 800,000 shares. The balance of 300,000 shares were to be sold for $300,000 cash on or before April 15, 1997.

     On November 5, 1996, James E. Blacketer and Joe R. Love were elected Directors and the former board members, other than Mr. Lowrie, resigned. James
E. Blacketer was then appointed President, Dominic W. Grimmett was appointed Vice President of Operations and Ted W. Strickland was appointed Chief Financial Officer and Treasurer. The Purchase Agreement also required Red River to use its best efforts to arrange a suitable public offering for the Company.

     Under an agreement dated February 4, 1997, Mr. Lowrie resigned as a director of the Company and agreed to divest himself of all beneficial ownership in the Company by May 15, 1997. As part of the divestiture, Mr. Lowrie agreed to sell 90,000 shares to a company owned by the adult sons of Mr. Blacketer for a $75,000 promissory note due May 15, 1998, payable in two semi-annual installments, bearing interest at eight percent per year, and secured by the 90,000 shares. The Company agreed to hold Mr. Lowrie harmless from loss on certain promissory notes and guarantees made in favor of the Company and to indemnify him against certain claims until February 4, 1999.
Mr. Strickland became a Director upon Mr. Lowrie's resignation.

     On April 14, 1997, the parties amended the Purchase Agreement so that (i) Red River purchased 800,000 shares for $100,000 and a $300,000 promissory note due July 14,1997, bearing interest at the rate of 10% per annum, secured by 550,000 shares and personally guaranteed by James E. Blacketer, Joe R. Love and C.H. Financial Corporation, a company controlled by Mr. Love; (ii) L A F, an Oklahoma limited partnership, purchased 137,500 shares for $68,750; (iii) the John Michael Love Trust purchased 122,500 shares for $61,250; (iv) JEBCO, L.L.C. purchased 30,000 shares for $15,000; and (v) Mr. Lowrie cancelled the $800,000 note previously made by Red River. The Company has agreed to pay a bank note with a current balance of approximately $278,000 and a note to Mr. Lowrie with a current balance of approximately $106,000 from the proceeds of a pending public offering; and, in the event the public offering is not closed by June 1, 1997, the Company will begin on June 1, 1997 to make payments to the bank of $10,000 per month and payments to Mr. Lowrie of $3,000 per month and will pay both notes in full by December 31, 1997.

     Mr. James E. Blacketer, President and a director of the Company, is the President and a director of Red River. Mr. Joe R. Love, a director of the Company, is a director of Red River. JEBCO, L.L.C. is owned by the adult sons of Mr. Blacketer. The John Michael Love Trust is a trust for the benefit of an adult son of Mr. Love. Messrs. Blacketer and Love have no financial interest in or control over either JEBCO or the trust and disclaim beneficial ownership of the shares to be purchased by JEBCO or the trust. L A F is not affiliated with the Company or its directors or officers.

     Prior to the purchase of the shares from Mr. Lowrie, neither Red River, Mr. Blacketer, Mr. Love, nor any of their affiliates, owned any voting securities of the Company. See "Beneficial Ownership Of Directors, Officers And Certain Shareholders".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, WCC I, Ltd. and WCCIII, Ltd. paid International Entertainment Consultants, Inc. ("IEC") $30,740 for payroll and support services, including insurance and office expenses, during 1996. IEC is a corporation owned by the sister of Troy H. Lowrie, the former President, director and largest shareholder of the Company. These arrangements were terminated with the change of control.

     In 1995, the Company borrowed $200,000 from Mr. Lowrie, and $100,000 from another company affiliated with Mr. Lowrie, at 12% per annum. Of the $300,000, the $100,000 due the affiliated entity and $100,000 of the $200,000 due Mr. Lowrie has been repaid. The Company also borrowed $493,000 from IEC, of which $100,000 was repaid during 1995, and the remaining $393,000 was repaid during the first six months of 1996. During 1996, the Company borrowed an additional $100,000 from a company affiliated with Mr. Lowrie, which was repaid during the first six months of 1996.

     John E. Nichols, a director of the Company until November 1996, is an officer and director of Dulaney National Bank. WCC I, Ltd. borrowed $600,000 from Dulaney National Bank in 1994 to purchase the Indy Club building. The loan bears interest at prime plus 3%, and is due February 1, 2004. The balance of the loan as of December 31, 1996, was $486,981. Mr. Nichols advised the other directors of the Bank of his position on the Board of the Company prior to the Bank's approval of the loan, and Mr. Nichols abstained from voting on the loan proposal.

     Titello & Associates, Inc. performed bookkeeping services for the Company, WCC I, Ltd. and Texas of Indy during 1996 and was paid $67,736. Mary E. Bowles, an officer of the Company until October 1996, is the office manager of Titello & Associates, Inc. As of December 31, 1996, John T. Titello, the principal of Titello & Associates, Inc., and his son, owned 185,592 shares of the Company's Common Stock. These arrangements were terminated with the change of control.

     On December 16, 1996, the Company acquired Entertainment Wichita, Inc. ("EWI"), a Kansas corporation, for 400,000 shares of the Company's Common Stock and the assumption of $150,000 in debt. EWI is the general partner and 80% owner of InCahoots Limited Partnership, a Kansas limited partnership, which owns and operates the Wichita Club. In connection with the transaction, a company owned by James E. Blacketer, President and a director of the Company, received 75,000 shares, Donald W. Grimmett, Vice President of Operations and Secretary of the Company, received 25,000 shares and two adult sons of Mr. Blacketer received an aggregate of 32,000 shares. Shane Investments, L.C. received 250,500 shares of the Company's Common Stock. Shane Investments, L.C. is also the indirect beneficial owner of 28.9% of the Company's outstanding Common Stock, which shares are owned directly by Red River Concepts, Inc. The sole manager and member of Shane Investments, L.C. is Joe Robert Love, Jr., the adult son of Joe R. Love, a director of the Company.

     The merger was approved by Troy H. Lowrie, the only disinterested member of the Board of Directors, with Messrs. Blacketer and Love abstaining from voting. The Company's Board of Directors received an opinion from American Business Capital Corporation ("ABCC"), which was engaged to act as the Company's financial advisor, stating that the merger was fair, from a financial point of view, to the holders of the Company's Common Stock. In rendering its opinion, ABCC considered the historical financial statements of both the Company and EWI, projections of future income from operations of both entities, the increase in the market capitalization which might be expected as a result of the merger, similarity of operations and the fact that cash was not required for the purchase of EWI. See Item 11, "Beneficial Ownership Of Directors, Officers And Certain Shareholders".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 9, 1997                            Western Country Clubs, Inc.

                                       By:    /s/ James E. Blacketer
                                          -----------------------------
                                                  James E. Blacketer
                                                     President