Form 10QSB
period 1997-03-31
WESTERN COUNTRY CLUBS INC
filed 1997-05-15
CIK 916298

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 1997


                        COMMISSION FILE NUMBER: 0-24058


                          WESTERN COUNTRY CLUBS, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                   84-1131343
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


                        1601 N.W. EXPRESSWAY, SUITE 1610
                         OKLAHOMA CITY, OKLAHOMA  73118
              (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including zip code: (405) 848-0996


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Shares of Common Stock, $.01 par value, outstanding as of May 12, 1997:
                                   3,634,721

         Traditional Small Business Disclosure Format: Yes [X] No [ ]

                          WESTERN COUNTRY CLUBS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                 MARCH 31, 1997

                               TABLE OF CONTENTS

   ITEM                                                                    PAGE
   ----                                                                    ----
                                    Part I
1. Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .   1


2. Management's Discussion and Analysis  . . . . . . . . . . . . . . . . .   1


                                   Part II

6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   5



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                                     PART 1


ITEM 1. FINANCIAL STATEMENTS

         The Company's unaudited Consolidated Financial Statements and Notes thereto are included in the report after the signature page.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under Part I, "Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors. The use in this Form 10-QSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

GENERAL

         The Company started in April 1993 with a country-western nightclub in Indianapolis, Indiana (the "Indy Club"). In April 1994, the Company opened a nightclub in St. Louis, Missouri (the "St. Louis Club"). The Company financed these Clubs through limited partnerships in which it was the general partner. In May 1994, the Company completed its initial public offering of securities receiving net proceeds of approximately $1.9 million. In November 1994, the Company purchased a nightclub in Tucson, Arizona (the "Tucson Club"). At this time, the Company also increased its ownership of the Indy Club to 80% and acquired 100% of the St. Louis Club.

         In September 1996, Troy H. Lowrie, then President and the largest shareholder of the Company, entered into a stock purchase agreement whereby (i) Red River Concepts, Inc. a Delaware corporation ("Red River"), would acquire 1,300,000 shares of Mr. Lowrie's Common Stock; (ii) new management assumed control of the Company's operations; and (iii) James E.

Blacketer and Joe R. Love, officers of Red River, were appointed to the Company's Board of Directors. The change in control occurred in October 1996.

         During the fourth quarter of 1996, the Company acquired a nightclub in Wichita, Kansas (the "Wichita Club") for 400,000 shares of the Company's Common Stock and assumption of $150,000 in debt.

         In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of Preferred Stock at $12.00 and up to 1,150,000 warrants to purchase Common Stock (the "Public Offering"). If the Public Offering is closed (expected in June 1997), the Company will realize net proceeds of approximately $4.0 million. New management intends to use these proceeds to reduce debt, remodel existing Clubs, and develop and acquire additional clubs. Many factors could prevent the Public Offering from closing, including the weakening of the financial markets for small capitalization or hospitality industry equities or the inability of the Company to attract investment or underwriting interest.

         Due to declining performance and continuing operational losses at the Tucson Club, new management concluded that the assets thereof were impaired and were written off as of December 31, 1996. The Company sold the Tucson Club assets in May 1997 and has reached an agreement in principle to settle the leasehold obligations. Details of the sale and lease settlement are described more fully below.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During the first quarter of 1997, the Company borrowed $140,000 from a lender to supplement its cash. Uses of cash included repayment of notes payable of $248,086 ($200,000 to a commercial bank; $27,714 to related parties on notes outstanding; and $20,372 to holders of the first and second mortgages on the Indy Club). The Company also invested $12,351 in capital expenditures at the Clubs.

         As of March 31, 1997, the Company had cash of $154,152, which was generated from operating activities, financing activities and equity participation. Cash for the quarter ended March 31, 1997 decreased $36,472 from cash of $190,624 reported at December 31, 1996. For the quarter ended March 31, 1997, the Company generated a negative $97,217 in cash flow from operations compared to positive cash flow of $143,628 from operations for the quarter ended March 31, 1996, or a decrease of $240,845. This decrease in cash flow for the quarter is primarily due to the loss from operations experienced by the Company and $66,134 expended in costs related to the Public Offering during the period. Store-level losses of $90,023 at the Tucson Club were the principal component in the operating loss and the decrease in cash flow.

         At March 31, 1997, the Company's working capital position (current assets minus current liabilities) was a negative $541,145, compared with a negative $533,633 at the end of 1996, or an additional $7,512 deficit. This increase in the working capital deficit was due primarily to the reduction in cash of $36,472 and the addition of $84,128 of short-term notes payable and current portion of long-term debt used in the Company's operations, offset by a reduction in accounts payable of $77,812. Management does not believe the negative working capital position poses a liquidity risk or is unusual in the Company's line of business, which is labor intensive, has significant payables and does not have significant receivables or inventory.

         Property and equipment is primarily made up of assets required to open and operate the Indy, St. Louis and Wichita Clubs. Leasehold improvements total $2,116,885; equipment, furniture and fixtures are $1,009,131; buildings and improvements are $755,900; and land and improvements are $298,286.

         The deferred income tax asset of $333,621 at March 31, 1997 is unchanged from the amount reflected at December 31, 1996. Future realization of this asset is dependent upon the generation of sufficient future taxable income liability against which the tax loss carryforward and losses from the impairment of the Tucson assets can be offset. The amount of the deferred income tax asset at March 31, 1997 does not include $668,244 reserved as a deferred income tax valuation allowance based on historical operating results and projected levels of future income tax liability. The reserved allowance will provide additional benefit if the Company's level of future income tax liability exceeds the deferred income tax asset within the carryforward period (15 years).

         Accounts payable at March 31, 1997 decreased $77,812 as compared to amounts due at December 31, 1996 in part due to new management's efforts to more closely control expenses and the related payables. Total liabilities decreased by $167,207 due to the decrease in accounts payable and a net decrease in notes payable of the Company of $108,086, partially offset by an increase of $18,691 in accrued expenses which relate to accruals for future rent escalations. Long term liabilities decreased by $23,958 due to the continued reduction of these notes in accordance with required monthly amortization.

         The Company has and is aggressively looking toward expanding its operations in the future. It intends to expand its ownership and operation of country-western nightclubs and may acquire other nightclub or restaurant concepts. Potential locations are being considered in both the Midwestern and Southwestern sections of the country. This growth strategy will dictate the need for and application of funding through 1997 and beyond. New management expects to fund its growth strategy primarily with proceeds from the Public Offering, which is expected to close in June 1997. Further expansion may be financed through private and/or public equity offerings, internal funding, bank financing or a combination of the foregoing. The Company may also purchase existing clubs or restaurants through transactions involving the issuance of the Company's Common Stock or cash. Until the Company's profitability is restored and debt levels are decreased, management does not foresee commercial banks as a significant source of capital financing. If the Company is unsuccessful in completing the Public Offering in the near future, the Company's planned expansion will be sharply curtailed. Management believes that current levels of cash flow will support existing operations for the foreseeable future.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

         For the period ended March 31, 1997, total revenues of the Company decreased by $32,843 or 1.5% as compared to the first quarter of 1996. The decline in revenues was primarily attributable to sharply lower revenues at the Tucson Club, the assets of which were sold May 1, 1997. Beverage and food sales increased by $36,216 or 2.5% but this increase was more than offset by a decrease in admission fees and other revenues of $69,059 or 9.9%. This decline in admission fees and other revenues is primarily attributable to the Company's decision to contract with an independent promoter for entertainment performances instead of contracting performances internally. This change reduces both admission and fee revenue and concert-related expense, which are generally borne by the promoter.

         Total costs and expenses for the first quarter, 1997, increased $179,698, or 9% over the first quarter of 1996. The cost of products and services increased $152,269 or 24%, partially as a result of additional beverage costs associated with marketing promotions implemented by new management during the Fall of 1996. The increase in cost of products and services was partially offset by (i) decreases in depreciation and amortization of $43,356 or 27% (related to the write-off of the Tucson Club's assets at December 31, 1996); and (ii) decreases in interest expense of $7,839 or 21%. General and administrative expenses increased $78,624 or 7%.

         The Company operated three Clubs during the first quarter 1996: the Indy Club, the St. Louis Club and the Tucson Club. During the first quarter 1997, the Company also operated the Wichita Club. The Tucson Club was sold May 1, 1997, and became a discontinued operation. The Indy Club reported sales of $453,477 and $508,264 for the first quarter 1997 and 1996, respectively, or a decline of 10.8%. Sales at the St. Louis Club were $721,867 for the first quarter 1997 compared to $1,024,822 for 1996, a decline of 29.6%. The Tucson Club experienced a sales decline of 32.7% for the first quarter 1997 compared to 1996, reporting sales of $400,970 versus $595,804. The Wichita Club recorded an increase in first quarter sales of $39,474 or 8.1%, showing sales of $526,694 as compared to $487,220 a year ago. The Company believes that the decline in sales at the Indy and St. Louis Clubs were due in part to its conversion of these Clubs to the entertainment format used in the Wichita Club and to deferred maintenance and enhancements. The format changes, which are designed to appeal to a younger and more diverse customer, are expected to show positive results in future quarters. The Wichita Club is experiencing growth in sales and operating income, and management believes the Indy and St. Louis Clubs will experience similar improvement. The Company has dedicated a portion of the proceeds of its pending Public Offering to the remodeling of these Clubs, which is expected to restore profitability.

         The Company has sold the Tucson Club assets effective May 1, 1997, and reached an agreement in principle to settle its future rental obligations under the related lease. Under the purchase and sale agreement, the Company will receive $325,000 from the sale as follows: $100,000 cash which was paid at closing, $10,000 to be paid in cash each month for three months beginning June 1997, and the balance of $195,000 to be paid by promissory note having monthly payments of $7,500 beginning in November 1997 until maturity at September 30, 1999. The note bears interest at eight percent per year and provides for prepayment discounts of $20,000 if paid before December 31, 1997, and $10,000 if paid before December 31, 1998. Under the lease settlement, the Company is obligated for rent and property taxes through July 1997 in the amount of $93,400, which obligation will be paid in monthly installments of $10,750 beginning June 1997, with the balance due December 31, 1997. The Company's security deposit of $24,000 will be transferred to the benefit of the new lessee. This settlement agreement is expected to close in May, 1997. During the first quarter, the Tucson Club suffered an operating loss before taxes of $90,023. Additionally, the Company expects to report an additional Tucson operating loss for April, 1997.

         For the quarter ended March 31, 1997, the Company incurred a consolidated loss of $82,044 compared to a consolidated gain of $90,670 for the quarter ended March 31, 1996. This loss was primarily due to the operating loss of the Tucson Club of approximately $90,000. With the sale of the Tucson Club assets as of May 1, 1997, and the gain to be reported thereon in the second quarter, management believes the Company and its three remaining Clubs will return to profitability. Management also believes that, assuming completion of the Public Offering, the Company can expand its number of operating locations, and that the combination of the elimination of Tucson Club losses and the expansion of new locations will ensure the Company's success in future periods.



                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         10.36   Agreement For Purchase and Sale of Assets dated
                 April 14, 1997, between Kirby Bond and Western Country Clubs, Inc. is incorporated by reference to the like numbered exhibit filed with Amendment No. 1 to Issuer's Registration Statement on Form SB-2, No. 33-72942.

         27.1    Financial Data Schedule

         (b) During the quarter ended March 31, 1997, the Company filed one Report on Form 8-K as follows:

          1. Form 8-K dated January 30, 1997, reporting the Company's change in certifying accountants to the firm of Gross, Collins + Cress, P.C., Atlanta, Georgia, under Item 4 - Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..


May 15, 1997                            Western Country Clubs, Inc.

                                        By: /s/ James E. Blacketer
                                            ----------------------------------
                                                James E. Blacketer
                                                President

                          WESTERN COUNTRY CLUBS, INC.

                    INDEX TO FINANCIAL STATEMENTS AND NOTES


Consolidated Condensed Balance Sheet - March 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Condensed Statements of Income -
   For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Condensed Statements of Stockholders' Equity -
   For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Condensed Statements of Cash Flows -
   For the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                          WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 1997




                                     ASSETS

CURRENT ASSETS
   Cash                                                               $  154,152
   Accounts receivable                                                    55,081
   Notes and loans receivable                                            100,000
   Inventories                                                            64,571
   Prepaid expenses                                                       96,266
   Capitalized offering cost                                             208,991
   Deferred income taxes                                                 244,287
   Refundable income taxes                                                 4,181
                                                                      ----------
       TOTAL CURRENT ASSETS                                              927,529
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost
   Land and improvements                                                 298,286
   Building and improvements                                             755,900
   Leasehold improvements                                              2,116,885
   Equipment                                                             675,803
   Furniture and fixtures                                                333,328
                                                                      ----------
                                                                       4,180,202
   Less accumulated depreciation                                       1,202,727
                                                                      ----------
       NET PROPERTY AND EQUIPMENT                                      2,977,475
                                                                      ----------

OTHER ASSETS
   Deferred income taxes                                                  89,334
   Goodwill, net of amortization                                         152,724
   Deposits and other                                                    123,496
   Investments (Note 2)                                                  114,800
                                                                      ----------
       TOTAL OTHER ASSETS                                                480,354
                                                                      ----------

         TOTAL ASSETS                                                 $4,385,358
                                                                      ==========




    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 1997




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   248,010
   Accrued expenses                                                     408,858
   Notes payable (Note 3)                                               415,742
   Current portion of notes payable - related parties                   299,266
   Current portion of long-term debt                                     96,798
                                                                    -----------
     TOTAL CURRENT LIABILITIES                                        1,468,674
                                                                    -----------

NOTES PAYABLE - RELATED PARTIES,
   less current portion                                                  52,399

LONG-TERM DEBT, less current portion                                    478,695

EQUITY INTEREST OF OTHER PARTNERS IN
   CONSOLIDATED SUBSIDIARIES                                            276,399

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 10,000,000 shares
     authorized, none issued and outstanding                                 --
   Common stock, $.01 par value; 25,000,000 shares
     authorized, 3,634,721 shares issued and outstanding                 36,347
   Additional paid-in capital                                         4,314,739
   Retained earnings (deficit)                                       (2,241,895)
                                                                    -----------
     TOTAL STOCKHOLDERS' EQUITY                                       2,109,191
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,385,358
                                                                    ===========




    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                      1997                 1996
                                                   -----------          -----------
REVENUES
   Beverage and food sales                         $ 1,476,812          $ 1,440,596
   Admission fees and other revenues                   628,073              697,132
                                                   -----------          -----------
     TOTAL REVENUES                                  2,104,885            2,137,728
                                                   -----------          -----------

COSTS AND EXPENSES
   Cost of products and services                       773,167              620,898
   Depreciation and amortization                       116,475              159,831
   Interest                                             29,651               37,490
   General and administrative expenses               1,254,452            1,175,828
                                                   -----------          -----------
     TOTAL COSTS AND EXPENSES                        2,173,745            1,994,047
                                                   -----------          -----------

INCOME (LOSS) BEFORE TAXES AND
   MINORITY INTEREST                                   (68,860)             143,681

PROVISION FOR INCOME TAXES                                  --               44,973
                                                   -----------          -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                 (68,860)              98,708
                                                   -----------          -----------

OTHER PARTNERS' INTERESTS IN NET INCOME OF
   OF CONSOLIDATED SUBSIDIARIES, NET OF
   INCOME TAX BENEFIT OF $-0- (1997) AND
   AND $2,073 (1996)                                    13,184                8,038
                                                   -----------          -----------

NET INCOME (LOSS)                                  $   (82,044)         $    90,670
                                                   ===========          ===========

NET INCOME (LOSS) PER COMMON SHARE                 $     (0.02)         $      0.03
                                                   ===========          ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                       3,587,525            3,085,000
                                                   ===========          ===========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                              Common Stock                   Additional           Retained
                                     -------------------------------           Paid-in            Earnings
                                        Shares             Amount              Capital            (Deficit)
                                     -----------         -----------         -----------         -----------
Balance, December 31,
   1995                                2,944,721         $    29,447         $ 3,782,738         $  (243,557)

Common stock issued for
   cash in private placement              29,200                 292              72,708                  --

Net income for the three
   months ended March 31,
   1996                                                                                               90,670
                                     -----------         -----------         -----------         -----------

Balance, March 31, 1996                2,973,921         $    29,739         $ 3,855,446         $  (152,887)
                                     ===========         ===========         ===========         ===========

Balance, December 31,
   1996                                3,519,921         $    35,199         $ 4,201,087         $(2,159,051)

Common stock issued for
   investment (Note 2)                   114,800               1,148             113,652

Net loss for the three
   months ended March 31,
   1997                                                                                              (82,044)
                                     -----------         -----------         -----------         -----------

Balance, March 31, 1997                3,634,721         $    36,347         $ 4,314,739         $(2,241,895)
                                     ===========         ===========         ===========         ===========






     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                    1997               1996
                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $ (82,044)         $  90,670
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities
         Depreciation and amortization                              116,475            159,831
         Minority interest in earnings of subsidiaries               13,184             10,111
         Deferred tax provision                                          --            (31,000)
         Increase in present value of liability
           under noncompete agreement                                    --             10,268
         Changes in assets and liabilities
           Increase in accounts receivable                          (10,345)           (68,473)
           Decrease in inventories                                   15,057              4,454
           Increase in prepaid expenses                             (27,377)           (61,552)
           Decrease (increase) in refundable income taxes             3,088            (10,563)
           Increase in capitalized offering costs                   (66,134)                --
           Decrease in accounts payable                             (77,812)           (82,214)
           Increase in income taxes payable                              --             73,900
           Increase in accrued expenses                              18,691             48,196
                                                                  ---------          ---------
              NET CASH PROVIDED (USED) BY
                OPERATING ACTIVITIES                                (97,217)           143,628
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of certificate of deposit                                   200,000                 --
   Acquisition of property and equipment                            (12,351)            (2,580)
   (Increase) decrease in deposits and other assets                 (16,318)             9,750
                                                                  ---------          ---------
              NET CASH PROVIDED BY
               INVESTING ACTIVITIES                                 171,331              7,170
                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                          140,000                 --
   Proceeds from sale of common stock                                    --             73,000
   Partnership distributions to minority interests                   (2,500)            (6,000)
   Payments on notes payable                                       (200,000)          (341,970)
   Payments on notes payable, related parties                       (27,714)           100,000
   Payments on long-term debt                                       (20,372)                --
                                                                  ---------          ---------
              NET CASH USED BY FINANCING
                ACTIVITIES                                         (110,586)          (174,970)

NET DECREASE IN CASH                                                (36,472)           (24,172)
                                                                  ---------          ---------
CASH AT BEGINNING OF PERIOD                                         190,624            223,839
                                                                  ---------          ---------
CASH AT END OF PERIOD                                             $ 154,152          $ 199,667
                                                                  =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid during the period                              $  42,630          $  35,306
                                                                  =========          =========
NONCASH FINANCING ACTIVITY
   Issuance of common stock for investment                        $ 114,800          $      --
                                                                  =========          =========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the quarters ended March 31, 1997 and March 31, 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the quarters ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 On February 6, 1997, the Company exchanged 114,800 shares of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall Arlington, Inc. ("Cowboys"). The individual shareholders of the Cowboys' stock had participated in a private placement conducted by Cowboys in Fall 1995 to raise funds for Cowboys to pay its expense in connection with a proposed merger between Cowboys and the Company which did not occur.

NOTE 3 On February 18, 1997, the Company obtained a line of credit. The Company may borrow up to $160,000 at an interest rate of 12% per annum. The principal and interest were due on April 18, 1997 at which time the line of credit was extended for an additional 60 days. The Company pledged as collateral a third mortgage position on the Indy Club property, an assignment of rents and leases related to the property, a UCC-1 financing statement covering all the personal property located thereon, and an assignment of the Company's 80% partnership interest in the partnership which owns the Indy Club. The Company also agreed to issue warrants to purchase its common stock at a price of $2 per share. One warrant will be issued for every $2 borrowed. The Company has borrowed $140,000 as of March 31, 1997.

NOTE 4 On March 15, 1997, the Company entered into a 51.5-month lease agreement for office space to serve as the corporate headquarters in Oklahoma City, Oklahoma. From March 15, 1997 to August 31, 1998, the base rent will be $36,900 per year. From September 1, 1998 to January 31, 2000, the rent increases to $39,360 per year. From February 1, 2000 to June 30, 2001, the base rent will be $41,820.

NOTE 5 On May 1, 1997, the Company sold the assets of the Tucson club. The sales price was $325,000 which is to be received as follows: $100,000 shall be paid to the Company on May 3, 1997; $30,000 shall be paid to the Company at the rate of $10,000 per month for the months of June, July, and August; and $195,000 shall be paid to the Company in the form of a promissory note bearing interest at 8% per annum payable beginning November 1, 1997. The promissory note is secured by a security interest in the assets purchased by the buyer.

         The Company is liable for certain expenses related to the sale of the Tucson club, including approximately $93,400 for rent and property taxes for the period May 1, 1997 through July 31, 1997.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 10.36 Agreement For Purchase and Sale of Assets dated April 14, 1997, between Kirby Bond and Western Country Clubs, Inc. is incorporated by reference to the like numbered exhibit filed with Amendment No. 1 to Issuer's Registration Statement on Form
               SB-2, No. 33-72942.

 27.1          Financial Data Schedule


