Form 10QSB
period 1997-06-30
WESTERN COUNTRY CLUBS INC
filed 1997-08-21
CIK 916298

FORM 10-QSB
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1997


                    Commission File Number: 0-24058


                      WESTERN COUNTRY CLUBS, INC.
         (Exact name of registrant as specified in its charter)


                 Colorado                            84-1131343
   (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)



           1601 N.W. Expressway, Suite 1610
           Oklahoma City, Oklahoma                            73118
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: 	(405) 848-0996


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of Common Stock, $.01 par value, outstanding
as of August 11, 1997:                                           3,634,721

Traditional Small Business Disclosure Format:            Yes  [X]  No [  ]

                          WESTERN COUNTRY CLUBS, INC.




                                     INDEX


                                                                        Page No.

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

        Consolidated Condensed Balance Sheet - June 30, 1997	      2 and 3

	Consolidated Condensed Statements of Income -
	For the Three Months and Six Months Ended
	June 30, 1997 and 1996	                                            4

	Consolidated Condensed Statements of Stockholders' Equity -
	For the Six Months Ended June 30, 1997 and 1996	                    5

	Consolidated Condensed Statements of Cash Flows -
	For the Six Months Ended June 30, 1997 and 1996	                    6

	Notes to Consolidated Condensed Financial Statements	        7 - 8

	Item 2	Management's Discussion and Analysis of
	        Financial Condition and Results of Operations	       9 - 12


PART II.	OTHER INFORMATION

        Item 1.	Legal Proceedings	                                   13

        Item 6.	Exhibits and Reports on Form 8-K	                   13

                          WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 June 30, 1997

                                     ASSETS

CURRENT ASSETS
    Cash                                                        $   50,133
    Accounts receivable                                             48,442
    Notes and loans receivable, current portion                    174,381
    Inventories                                                     57,810
    Prepaid expenses                                               102,502
    Capitalized offering cost                                      302,974
    Deferred income taxes                                          244,287
                                                                ----------
	TOTAL CURRENT ASSETS                                       980,529
                                                                ----------
PROPERTY AND EQUIPMENT, at cost
    Land and improvements                                          298,286
    Building and improvements                                      755,900
    Leasehold improvements                                       2,115,964
    Equipment                                                      677,944
    Furniture and fixtures                                         333,328
                                                                ----------
                                                                 4,181,422
    Less accumulated depreciation                                1,301,543
                                                                ----------
	NET PROPERTY AND EQUIPMENT                               2,879,879
                                                                ----------
OTHER ASSETS
    Notes receivable, less current portion                         144,227
    Deferred income taxes                                           89,334
    Goodwill, net of amortization                                  135,702
    Deposits and other                                              85,402
    Investments                                                    114,800
                                                                ----------
	    TOTAL OTHER ASSETS                                     569,465
                                                                ----------
	    TOTAL ASSETS                                        $4,429,873
                                                                ==========
     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 June 30, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                            $  372,047
    Accrued expenses                                               279,224
    Notes payable                                                  465,742
    Current portion of notes payable - related parties             213,406
    Current portion of long-term debt                              191,344
                                                                ----------
	TOTAL CURRENT LIABILITIES                                1,521,763

NOTES PAYABLE - RELATED PARTIES,
    less current portion                                            79,794

LONG-TERM DEBT, less current portion                               462,772
                                                                ----------
    	TOTAL LIABILITIES                                        2,064,329
                                                                ----------
COMMITMENTS

EQUITY INTEREST OF OTHER PARTNERS IN
    CONSOLIDATED SUBSIDIARIES                                      265,736
                                                                ----------
STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 25,000,000 shares
      authorized, 3,634,721 shares issued and outstanding           36,347
    Additional paid-in capital                                   4,314,739
    Retained earnings (deficit)                                 (2,251,278)
                                                                ----------
	TOTAL STOCKHOLDERS' EQUITY                               2,099,808
                                                                ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $4,429,873
                                                                ==========

     See accompanying notes to consolidated condensed financial statements.
                                       3

                          WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                    1997        1996        1997       1996
                                ----------  ----------  ----------  ----------

REVENUES
  Beverage and food sales       $1,098,948  $1,105,189  $2,575,760  $2,545,785
  Admission fees and other
    revenues                       672,198     653,097   1,340,271   1,350,229
                                ----------  ----------  ----------  ----------
      TOTAL REVENUES             1,771,146   1,758,286   3,916,031   3,896,014
                                ----------  ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of products and
    services                       798,696     554,156   1,571,863   1,175,054
  Depreciation and
    amortization                   116,917     152,833     233,392     312,664
  Interest                          39,069      39,311      68,720      76,801
  General and administrative
    expenses                     1,095,809   1,078,865   2,390,261   2,254,693
                                ----------  ----------  ----------  ----------
      TOTAL COSTS AND EXPENSES   2,050,491   1,825,165   4,264,236   3,819,212
                                ----------  ----------  ----------  ----------

      OPERATING INCOME (LOSS)     (279,345)    (66,879)   (348,205)     76,802

GAIN ON SALE OF ASSETS             261,800        -        261,800        -
                                ----------  ----------  ----------  ----------
  INCOME (LOSS) BEFORE
    INCOME TAX (EXPENSE)
    BENEFIT AND MINORITY
	INTEREST                   (17,545)    (66,879)    (86,405)     76,802

INCOME TAX (EXPENSE) BENEFIT          -         15,022        -        (29,951)
                                ----------  ----------  ----------  ----------
  INCOME (LOSS) BEFORE
    MINORITY INTEREST              (17,545)    (51,857)    (86,405)     46,851

OTHER PARTNERS' INTERESTS IN
  NET INCOME OF CONSOLIDATED
  SUBSIDIARIES, NET OF INCOME
  TAXES                              8,162      (1,582)     (5,022)     (9,620)
                                ----------  ----------  ----------  ----------
	NET INCOME (LOSS)       $   (9,383) $  (53,439) $  (91,427) $   37,231
                                ==========  ==========  ==========  ==========

NET INCOME (LOSS) PER
  COMMON SHARE                  $     *     $    (0.02) $    (0.03) $	  0.01
                                ==========  ==========  ==========  ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING             3,634,721   3,133,000   3,611,254   3,109,000
                                ==========  ==========  ==========  ==========

*Less than $.01 per share

     See accompanying notes to consolidated condensed financial statements.
                                       4

                          WESTERN COUNTRY CLUBS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                For the Six Months Ended June 30, 1997 and 1996


                                                       Additional   Retained
                                    Common Stock         Paid-In    Earnings
                                 Shares      Amount      Capital    (Deficit)
                                ---------  ---------   ----------  -----------
Balance, December 31,  1995     2,944,721  $  29,447   $3,782,738  $  (243,557)

Common stock issued for cash
  in private placement             87,200        872      217,128         -

Net income for the six months
  ended June 30,  1996               -          -            -          37,231
                                ---------  ---------   ----------  -----------
Balance, June 30, 1996          3,031,921  $  30,319   $3,999,866  $  (206,326)
                                =========  =========   ==========  ===========

Balance, December 31, 1996      3,519,921  $  35,199   $4,201,087  $(2,159,851)

Common stock issued for
  investment                      114,800      1,148      113,652         -

Net loss for the six
months ended June 30,  1997          -          -            -         (91,427)
                                ---------  ---------   ----------  -----------

Balance, June 30, 1997          3,634,721  $  36,347   $4,314,739  $(2,251,278)
                                =========  =========   ==========  ===========
     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                For the Six Months Ended June 30, 1997 and 1996




                                                       1997         1996
                                                    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (91,427)  $    37,231
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities
	Depreciation and amortization                  233,392       312,664
	Minority interest in earnings of
	  subsidiaries                                   5,022        15,771
	Gain on sale of assets                        (261,800)         -
	Deferred tax provision                            -          (62,000)
	Increase in present value of liability
          under noncompete agreement                      -           20,533
	Changes in assets and liabilities,
	  net of effects of sales of assets
            Increase in accounts receivable             (3,706)      (89,634)
            Decrease in inventories                     13,670        13,947
            Increase in prepaid expenses               (33,613)      (23,002)
 	    Decrease in income taxes receivable          7,269        51,559
 	    Increase in capitalized offering costs    (160,117)         -
	    Increase in deposits                        (5,818)         -
	    Increase (decrease) in accounts payable     46,225       (71,958)
	    Increase in income taxes payable               -          85,100
	    Increase (decrease) in accrued expenses    (46,075)       66,373
                                                    ----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (296,978)      356,584
                                                    ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from redemption of a certificate
    of deposit                                         200,000          -
  Sale of assets                                       100,000          -
  Receipts on notes receivable                           9,392          -
  Loans to related parties                              (3,000)         -
  Decrease in deposits and other assets                   -            9,750
  Purchase of property and equipment                   (13,571)      (16,227)
                                                    ----------   -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       292,821        (6,477)
                                                    ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                           (200,000)     (681,293)
  Proceeds from issuance of notes payable              190,000          -
  Payments on notes payable - related parties          (86,179)         -
  Proceeds from issuance of notes payable -
    related parties                                       -          100,000
  Payments on long-term debt                           (35,155)         -
  Proceeds from sale of common stock                      -          218,000
  Partnership distributions to minority interests       (5,000)      (18,000)
                                                    ----------   -----------
NET CASH USED BY FINANCING ACTIVITIES                 (136,334)     (381,293)
                                                    ----------   -----------
NET DECREASE IN CASH                                  (140,491)      (31,186)
CASH AT BEGINNING OF PERIOD                            190,624       223,839
                                                    ----------   -----------
CASH AT END OF PERIOD                               $   50,133   $   192,653
                                                    ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the period                   $   71,102  $    88,369
                                                    ===========  ===========
  Income taxes paid during the period               $     -     $   104,971
                                                    ===========  ===========
     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

       For the Three Months and Six Months Ended June 30, 1997 and 1996


Note 1

In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three months and six months ended June 30, 1997 and June 30, 1996 and cash flows for the six months ended June 30, 1997 and June 30, 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2

Deferred income taxes are reported using the liability method. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the second quarter, an increase in deferred tax assets was offset by an increase in the valuation allowance.


Note 3

The Board of Directors has approved management's proposal to issue, in a public offering, up to 400,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and up to 1,000,000 Redeemable Series A Common Stock Purchase Warrants ("Warrants") together with up to 60,000 shares of Series A Preferred Stock and up to 150,000 Warrants if the underwriters exercise all or any part of an over-allotment option to purchase. The Board intends to approve the issuance of an additional 200,000 Warrants along with another 30,000 Warrants for the underwriters. The proceeds from such offering are to be used for remodeling and promotion of existing clubs, the development or acquisition of new clubs, and working capital.

In connection with the aforementioned offer, the Company has authorized 500,000 shares of Preferred Stock as "Series A Cumulative Convertible Redeemable Preferred Stock." Dividends are to be paid on the first banking day of January and July of each year at the rate of $0.60 per share. Each share has a liquidation value of $12 and receives one vote. The Company has the right to convert all or a portion of the shares to Common Stock after one year from the date of issuance. The Company also has the right to redeem any or all shares after one year from the date of issuance at a price of $13.20 per share plus unpaid dividends. The Company has reserved out of Common Stock the number of shares that would be issued upon conversion of all outstanding shares of Series A Preferred Stock.

The Company has also authorized the issuance of "Redeemable Series A Common Stock Purchase Warrants." Up to 1,150,000 shares of Common Stock have been reserved for issuance upon exercise of the Warrants. Pending the approval of the issuance of additional Warrants described above, the Company intends to reserve an additional 230,000 shares of Common Stock.


Note 4

The following is a schedule of noncash investing and financing activities:

On February 6, 1997, the Company exchanged 114,800 shares of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall Arlington, Inc.

The Company sold the Tucson club in May 1997 for $325,000. Assets and liabilities exchanged were as follows:

      Working capital other than cash                     $(56,722)
      Fixed assets, intangibles, and other assets          381,722
                                                          --------
      Net assets exchanged                                 325,000
      Less note receivable                                 225,000
                                                          --------
      Cash proceeds on sale of club                       $100,000
                                                          ========

The Company issued a note payable in May 1997 in the amount of $93,407 for unpaid rent expenses of the Tucson club.

                          WESTERN COUNTRY CLUBS, INC.

                                     Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB under Part I, "Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors. The use in this Form 10-QSB of such words as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but they are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop clubs.

The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Report.


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

In September 1996, Troy H. Lowrie, then President and the largest shareholder of the Company, entered into a stock purchase agreement whereby (i) Red River Concepts, Inc., a Delaware corporation ("Red River") would acquire 1,300,000 shares of Mr. Lowrie's Common Stock; (ii) new management assumed control of the Company's operations; and (iii) James E. Blacketer and Joe R. Love, officers of Red River, were appointed to the Company's Board of Directors. The change in control occurred in October 1996.

During the fourth quarter of 1996, the Company acquired a nightclub in Wichita, Kansas (the "Wichita Club") for 400,000 shares of the Company's Common Stock and assumption of $150,000 in debt.

In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of Preferred Stock at $12.00 and up to 1,380,000 warrants to purchase Common Stock (the "Public Offering"). If the Public Offering is closed (expected September 1997), the Company will realize net proceeds of approximately $4.0 million. New management intends to use these proceeds to reduce debt, remodel and enhance existing clubs, and develop and acquire additional clubs. Many factors could prevent the Public Offering from closing, including the weakening of the financial markets for small capitalization or hospitality industry equities or the inability of the Company to attract investment or underwriting interest.

Due to declining performance and continuing operational losses at the Tucson Club, management concluded that the assets thereof were impaired and were written off as of December 31, 1996. The Company sold the Tucson Club assets in May 1997 and has reached an agreement in principle to settle the leasehold obligations. Details of the sale and lease settlement are described more fully below.

Liquidity and Capital Resources

Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During the second quarter 1997, the Company borrowed $50,000 from two lenders to supplement its cash and received a down payment of $100,000 from the sale of assets of the Tucson Club. Uses of cash included repayment of notes payable of $73,248 ($58,465 to related parties on notes outstanding and $14,783 on the Company's long-term debt), and $2,500 in partnership distributions to minority interests. For the first six months of 1997, the Company received a total of $490,000: $200,000 in proceeds from redemption of a certificate of deposit, $190,000 in borrowings, and $100,000 from the Tucson assets sale. Uses of cash included repayments of notes payable of $321,334, investments in capital assets of $13,571, and partnership distributions to minority interests of $5,000.

As of June 30, 1997, the Company had cash of $50,133 which was generated from operating activities, financing activities and equity participation. Cash for the quarter ended June 30, 1997 decreased $104,019 from cash of $154,152 reported at March 31, 1997. For the six months ended June 30, 1997, cash decreased $140,491, from $190,624 to $50,133. Through June 30, 1997, the
Company generated a negative $296,978 in cash flow from operations compared to positive cash flow from operations of $356,584 for the six months ended June 30, 1996. Major components of the decrease in cash flow for the first six months of 1997 as compared to 1996 are as follows: $79,272 reduction in depreciation expense, $112,448 decrease in accrued expenses, $160,117 expended in costs related to the Public Offering, and $353,227 of net loss before gain on sale of assets as compared to net income of $37,231 for 1996. The reduction in depreciation expense and accrued expenses is attributable to the write-off and subsequent sale of the Tucson Club assets and the elimination of future rent escalation accruals. The reduction of net income from prior year levels is primarily a result of incurring $270,475 more concert expenses than concert revenue generated during the period. In an effort to stimulate sales, the Company booked substantially more live concerts during the second quarter of 1997 than had been offered in 1996. While the increased live concerts did stimulate sales, the overall result of the increased number of concerts negatively impacted both cash flow and net income.

At June 30, 1997, the Company's working capital position (current assets minus current liabilities) was a negative $541,234, compared with a negative $533,633 at the end of 1996, or an additional $7,601 deficit. Major components of the increase in the working capital deficit are the reduction in cash of $140,491, the reduction in inventories of $21,818, and the increase in accounts payable of $46,225; offset by the increase in notes receivable of $74,381, the increase in capitalized offering costs of $160,117 and the reduction of $25,442 of short-term notes payable and current portion of long-term debt used in the Company's operations. Management does not believe the negative working capital position poses a liquidity risk or is unusual in the Company's line of business, which is labor intensive, has significant payables and does not have significant receivables or inventory.

Property and equipment are primarily made up of assets required to open and operate the Indy, St. Louis and Wichita Clubs. Leasehold improvements total $2,115,964; equipment, furniture and fixtures are $1,011,272; buildings and improvements are $755,900; and land and improvements are $298,286.

The deferred income tax asset of $333,621 at June 30, 1997 is unchanged from the amount reflected at December 31, 1996. Future realization of this asset is dependent upon the generation of sufficient future taxable income against which the tax loss carryforward and losses from the impairment of the Tucson assets can be offset. The amount of the deferred income tax asset at June 30, 1997 does not include $668,244 reserved as a deferred income tax valuation allowance based on historical operating results and projected levels of future income tax liability. The reserved allowance will provide additional benefit if the Company's level of future income tax liability exceeds the deferred income tax asset within the carryforward period (15 years).

Accounts payable at June 30, 1997, increased $46,225 as compared to amounts due at December 31, 1996, in part due to additional payables related to the Public Offering. Total liabilities decreased by $102,646 due to the decrease in notes payable and long-term debt of the Company of $37,928 and decrease in accrued expenses of $110,943 primarily resulting from reduced rent escalations, partially offset by the increase in accounts payable. Long term liabilities decreased by $12,486.

The Company has been and is aggressively looking toward expanding its operations in the future. It intends to expand its ownership and operation of country-western nightclubs and may acquire other nightclub or restaurant concepts. Potential locations are being considered in both the Midwestern and Southwestern sections of the country. This growth strategy will dictate the need for and application of funding through 1997 and beyond. New management expects to fund its growth strategy primarily with proceeds from the Public Offering, which is expected to close in September 1997. Further expansion may be financed through private and/or public equity offerings, internal funding, bank financing, or a combination of the foregoing. The Company may also purchase existing clubs or restaurants through transactions involving the issuance of the Company's Common Stock or cash. Until the Company's profitability is restored and debt levels are decreased, management does not foresee commercial banks as a significant source of capital financing. If the Company is unsuccessful in completing the Public Offering in the near future, the Company's planned expansion will be sharply curtailed, and management believes that the Company will require an additional infusion of cash from other sources to support existing operations for the foreseeable future.

Results of Operations - Quarter Ended June 30, 1997, Compared to the Quarter Ended June 30, 1996

For the quarter ended June 30, 1997, total revenues of the Company increased by $12,860 or 0.7% as compared to the quarter ended June 30, 1996. Beverage and food sales decreased by $6,241 while admission fees and other revenues increased by $19,101 or 2.9%. During late April 1997, the St. Louis Club was suspended from selling alcoholic beverages for six business days due to two incidents in which alcoholic beverages were inadvertently sold to minors. This suspension resulted in lost sales to the Company. Although the Company cannot accurately determine the amount of revenues lost due to this suspension, it believes that the quarterly revenue increase would have been in the 4 to 6% range had the suspension not occurred.

Total costs and expenses for the second quarter 1997, increased $225,326, or 12% over the second quarter 1996. Components of this increase are as follows: depreciation and amortization decreased $35,916 as a result of the sale of the Tucson Club, general and administrative expenses increased $16,944, and cost of products and services increased $244,540 or 44%, primarily as a result of a substantial increase in the number of live concerts offered by each club in an effort to stimulate sales.

The Company operated three clubs during the second quarter 1996: the Indy Club, the St. Louis Club and the Tucson Club. During the second quarter 1997, the Company also operated the Wichita Club, but sold the Tucson Club. The Indy Club reported sales of $461,964 and $542,906 for the second quarter 1997 and 1996, respectively, or a decline of 15%. Sales at the St. Louis Club were $706,305 for the second quarter 1997 compared to $910,447 for 1996, a decline of 22%. Sales for the Wichita Club were about the same for the period:
$468,850 for 1997 as compared to $467,211 a year ago. The Tucson Club recorded quarterly sales of $91,446 before being sold on May 1, 1997. The Company believes that the decline in sales at the Indy and St. Louis Clubs were due in part to its conversion of these clubs to the entertainment format used in the Wichita Club and to deferred maintenance and enhancements. The format changes, which are designed to appeal to a younger and more diverse customer, are expected to show positive results in future quarters. The Wichita Club is experiencing growth in sales and operating income, and management believes the Indy and St. Louis Clubs will experience similar improvement. The Company has dedicated a portion of the proceeds of its pending Public Offering to the remodeling and enhancement of the Indy and St. Louis Clubs through the addition of new entertainment concepts. Management expects that these enhancements will restore profitability to these clubs.

The Company sold the Tucson Club assets effective May 1, 1997, reporting a gain on the sale in the amount of $261,800, and reached an agreement in principle to settle its future rental obligations under the related lease. Under the purchase and sale agreement, the Company will receive $325,000 from the sale as follows: $100,000 cash which was paid at closing, $10,000 to be paid in cash each month for three months beginning June 1997, and the balance of $195,000 to be paid by promissory note having monthly payments of $7,500 beginning in November 1997 until maturity at September 30, 1999. The note bears interest at eight percent per year and provides for prepayment discounts of $20,000 if paid before December 31, 1997, and $10,000 if paid before December 31, 1998. The buyer made the June payment but has not yet made the July or August payments as required under the purchase and sale agreement due to disagreement over certain offsets provided for in the agreement. The Company is currently pursuing collection of these amounts and believes these amounts will be paid once the disagreements have been resolved. Under the lease settlement, the Company is obligated for rent and property taxes through July 1997 in the amount of $93,400, which obligation will be paid in monthly installments of $10,750 which began accruing in June 1997, with the balance due December 31, 1997. The Company's security deposit of $24,000 will be transferred to the benefit of the new lessee. This settlement agreement is expected to close after the Public Offering becomes effective and any accrued amounts in connection with the settlement have been satisfied. The Company recorded a second quarter unit level operating loss of $68,056 for the Tucson Club.

For the quarter ended June 30, 1997, the Company incurred a consolidated loss of $9,383 compared to a consolidated loss of $53,439 for the quarter ended June 30, 1996. Excluding the gain on the sale of the Tucson Club assets, the consolidated loss for the quarter would have been $271,183. Management believes this additional loss over the second quarter 1996 results from its increased number of live concerts and has reduced the number of live concerts scheduled for the remainder of 1997. Additionally, the St. Louis Club suspension also adversely affected second quarter operational results. Management believes that, assuming completion of the Public Offering, the Company can expand its number of operating locations which will ensure the Company's success in future periods.

Results of Operations - Six Months Ended June 30, 1997, Compared to the Six Months Ended June 30, 1996

For the six months ended June 30, 1997, total revenues increased 0.5% or $20,017 over the comparable period in 1996. Beverage and food sales increased $29,975 or 1.2% while admission fees and other revenues declined $9,958.

Total costs and expenses for the first six months of 1997 increased 11.7% or $445,024 over the first six months of 1996. The largest component of this increase was the cost of products and services which increased $396,809 or 33.8%. As discussed above, the Company substantially increased the number of live concerts held at its clubs during the first six months of 1997 as compared to 1996, and these concert expenses accounted for most of the increase in this category. The Company is reducing the number of live concerts scheduled during the third and fourth quarters of this year and believes it can control these expenses while still positively impacting sales volumes. General and administrative expenses increased $135,568 or 6%, most of which occurred during the first quarter of the year as a result of new management's attempt to bring the Club's operations up to its standards. This increase in general and administrative expenses slowed dramatically in the second quarter to an increase of only 1.6% and is expected to be at or below prior years levels during the last six months of 1997. Depreciation and amortization expense declined by $79,272 or 25% over the first six months of 1996 due to the sale of the Tucson Club which had high levels of these expenses, and the Company expects to continue to benefit from a reduction in this expense category in the future.

The operating loss for the first six months of 1997 was $348,205 before partial offset by the gain recorded on the sale of the Tucson Club's assets of $261,800 (see above for a detailed discussion of the Tucson Club sale). After the gain on the sale of the Tucson Club's assets and adjustment for other partners' interests in net income, the Company realized a net loss for the first six months of 1997 of $91,427 or $.03 per share. This compares to a net gain of $37,231 for the comparable period in 1996 or $.01 per share.
Part II


Item 1.  Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See Management Discussion and Analysis - Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

The Company is a party to a proceeding titled Oelkers v. InCahoots Ltd. Partnership (Case No. 96 C 695, Dist. Ct., Sedgwick Cnty, Kansas) in which the plaintiff alleges that InCahoots Ltd. Partnership (owner of the Wichita Club) is responsible for personal injuries sustained when she was knocked down in an incident involving two patrons. The Wichita Club's insurer is currently providing the costs of defense, yet has also filed a declaratory judgment action asserting that the basis of the claim is an assault and battery and that its policy excludes coverage for liability arising out of an assault and battery. Although the Company contests the plaintiff's and the carrier's claims and believes it will prevail, an unfavorable judgment in both of these proceedings would have a material impact on the viability of the Wichita Club. Management cannot accurately predict the outcome of the proceedings due to, among other reasons, large variances in judicial and jury perceptions of case facts and uncertainty in the scope of the insurance coverage.


Item 6.  Exhibits and Reports on Form 8-K

	(a)	Exhibits:  None

	(b)	During the quarter ended June 30, 1997, the Company filed
                no Reports on Form 8-K.

                          WESTERN COUNTRY CLUBS, INC.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 1997			    Western Country Clubs, Inc.


				By:  /s/ James E.  Blacketer

				     __________________________
				     James E.  Blacketer
				     President



			        By:  /s/ Ted W. Strickland

				     ___________________________
				     Ted W. Strickland
				     Chief Financial Officer