Form 10QSB
period 1997-09-30
WESTERN COUNTRY CLUBS INC
filed 1997-11-14
CIK 916298

FORM 10QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1997


                    Commission File Number: 0-24058


                      WESTERN COUNTRY CLUBS, INC.
          Exact name of registrant as specified in its charter)


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

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of Common Stock, $.01 par value,
outstanding as of November 9, 1997:                    3,634,721

Traditional Small Business Disclosure Format: Yes  [X]  No [  ]

                      WESTERN COUNTRY CLUBS, INC.




                                 INDEX


                 					            Page No.

PART I.	FINANCIAL INFORMATION

  Item 1  Financial Statements

  Consolidated Condensed Balance Sheet - September 30, 1997	     2 - 3

  Consolidated Condensed Statements of Income -
  For the Three Months and Nine Months Ended September 30,
  1997 and 1996	                                                         4

  Consolidated Condensed Statements of Stockholders' Equity -
  For the Nine Months Ended September 30, 1997 and 1996	                 5

  Consolidated Condensed Statements of Cash Flows -
  For the Nine Months Ended September 30, 1997 and 1996	                 6

  Notes to Consolidated Condensed Financial Statements	             7 - 8

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations	            9 - 12


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings	                                        13

  Item 6.  Exhibits and Reports on Form 8-K                     	13

                      WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                           September 30, 1997

                                 ASSETS


CURRENT ASSETS
  Cash                                                              $   79,092
  Accounts receivable                                                   57,587
  Notes and loans receivable, current portion                          173,519
  Inventories                                                           56,372
  Prepaid expenses                                                      65,011
  Capitalized offering cost                                            334,873
  Deferred income taxes                                                244,287
                                                                    ----------
        TOTAL CURRENT ASSETS                                         1,010,741
                                                                    ----------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                                298,286
  Building and improvements                                            755,900
  Leasehold improvements                                             2,117,724
  Equipment                                                            677,944
  Furniture and fixtures                                               334,867
                                                                    ----------
                                                                     4,184,721
  Less accumulated depreciation                                      1,400,223
                                                                    ----------
        NET PROPERTY AND EQUIPMENT                                   2,784,498
                                                                    ----------
OTHER ASSETS
  Notes receivable, less current portion                               124,481
  Deferred income taxes                                                 89,334
  Goodwill, net of amortization                                        118,679
  Deposits and other                                                    85,058
  Investments                                                          114,800
                                                                    ----------
        TOTAL OTHER ASSETS                                             532,352
                                                                    ----------
          TOTAL ASSETS                                              $4,327,591
                                                                    ==========

 See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                           September 30, 1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                                  $  361,195
  Accrued expenses                                                     305,308
  Notes payable                                                        180,000
  Current portion of notes payable - related parties                   334,483
  Current portion of long-term debt                                    238,889
                                                                    ----------
        TOTAL CURRENT LIABILITIES                                    1,419,875

NOTES PAYABLE - RELATED PARTIES,
  less current portion                                                 195,354

LONG-TERM DEBT, less current portion                                   430,441
                                                                    ----------
TOTAL LIABILITIES                                                    2,045,670
                                                                    ----------
COMMITMENTS

EQUITY INTEREST OF OTHER PARTNERS IN
  CONSOLIDATED SUBSIDIARIES                                            251,822
                                                                    ----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 3,634,721 shares issued and outstanding                 36,347
  Additional paid-in capital                                         4,314,739
  Retained earnings (deficit)                                       (2,320,987)
                                                                    ----------
        TOTAL STOCKHOLDERS' EQUITY                                   2,030,099
                                                                    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,327,591
                                                                    ==========


 See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)



                                  Three Months Ended      Nine Months Ended
                                    September 30,            September 30,
                                   1997        1996        1997       1996
                                 ----------- ----------- ---------- ----------
REVENUES
  Beverage and food sales        $  934,215  $  998,600  $3,509,975  $3,544,385
  Admission fees and other
    revenues                        613,003     616,856   1,953,274   1,967,085
                                 ----------  ----------  ----------  ----------
     TOTAL REVENUES               1,547,218   1,615,456   5,463,249   5,511,470
                                  ----------  ----------  ---------- ----------

  COSTS AND EXPENSES
  Cost of products and services     519,674     448,419   2,091,537   1,623,473
  Depreciation and amortization     116,780     152,832     350,172     465,496
  Interest                           33,633      32,624     102,353     109,425
  General and administrative
    expenses                        905,849   1,135,878   3,296,110   3,390,571
                                 ----------  ----------  ----------  ----------
      TOTAL COSTS AND EXPENSES    1,575,936   1,769,753   5,840,172   5,588,965
                                 ----------  ----------  ----------  ----------

      OPERATING LOSS                (28,718)   (154,297)   (376,923)    (77,495)

GAIN ON SALE OF ASSETS                 -           -        210,645        -
                                 ----------  ----------  ----------  ----------
      LOSS BEFORE INCOME TAX
	BENEFIT AND MINORITY
        INTEREST                    (28,718)   (154,297)   (166,278)    (77,495)

INCOME TAX BENEFIT                     -         56,432        -         26,481
                                 ----------  ----------  ----------  ----------
      LOSS BEFORE MINORITY
        INTEREST                    (28,718)    (97,865)   (166,278)    (51,014)

OTHER PARTNERS' INTERESTS IN
  NET INCOME OF CONSOLIDATED
  SUBSIDIARIES, NET OF INCOME
  TAXES                              10,164      (6,908)      5,142     (16,528)
                                 ----------  ----------  ----------  ----------

      NET LOSS BEFORE
        EXTRAORDINARY ITEM       $  (18,554) $(104,773)  $ (161,136) $  (67,542)
                                 ----------  ---------   ----------  ----------
EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES                  -        67,587         -         67,587
                                 ----------  ---------   ----------  ----------

      NET INCOME (LOSS)          $  (18,554) $ (37,186)  $ (161,136) $       45
                                 ==========  =========== =========== ==========
Loss per share before
  extraordinary item             $     *     $   (0.03)  $    (0.04) $   (0.02)
Extraordinary gain                     -          0.02          -         0.02

                                 ----------  ---------   ----------  ----------
NET INCOME (LOSS) PER COMMON
  SHARE                          $     *     $   (0.01)  $    (0.04) $     *
                                 ==========  =========== =========== ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                     3,634,721   3,131,000   3,619,162  3,136,000
                                 ==========  ==========  ========== ==========

*Less than $.01 per share

     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

             For the Nine Months Ended September 30, 1997 and 1996

                                                       Additional    Retained
                                     Common Stock        Paid-in     Earnings
                                   Shares    Amount      Capital     (Deficit)
                                 ---------  ---------   ----------  -----------
Balance, December 31,  1995      2,944,721  $  29,447   $3,782,738  $ (243,557)

Common stock issued for cash
  in private placement              95,200        952      237,048        -

Common stock issued pursuant
  to stock compensation plan
  for services rendered             80,000        800      164,200        -

Net income for the nine months
  ended September 30,  1996           -           -           -             45


Balance, September 30, 1996      3,119,921  $  31,199   $4,183,986  $  (243,512)
                                 =========  =========   ==========  ===========

Balance, December 31, 1996       3,519,921  $  35,199   $4,201,087  $(2,159,851)

Common stock issued for
  investment                       114,800      1,148      113,652         -

Net loss for the nine
months ended September 30, 1997       -          -            -        (161,136)
                                 ---------  ---------   ----------  -----------
Balance, September 30, 1997      3,634,721  $  36,347   $4,314,739  $(2,320,987)
                                 =========  =========   ==========  ===========

     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             For the Nine Months Ended September 30, 1997 and 1996








CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $(161,136)  $        45
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
      Depreciation and amortization                       350,172       465,496
      Minority interest in earnings of subsidiaries        (5,142)       25,866
      Gain on sale of assets                             (210,645)         -
      Gain on extinguishment of debt                         -         (105,506)
      Deferred tax provision                                 -          (93,000)
      Increase in present value of liability
	under noncompete agreement                           -           30,800
      Common stock issued for services                       -          165,000
      Changes in assets and liabilities, net of
        effects of sales of assets
          Increase in accounts receivable                 (12,851)      (69,238)
          Decrease in inventories                          15,108        12,268
          Decrease (increase) in prepaid expenses           3,878        (3,036)
          Decrease in income taxes receivable               7,269        50,145
          Increase in capitalized offering costs         (192,016)         -
          Increase in deposits                             (7,419)         -
          Increase (decrease) in accounts payable          35,373       (63,933)
          Increase in income taxes payable                   -           94,400
          Increase (decrease) in accrued expenses          (3,743)       94,001
                                                        ---------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (181,152)      603,308
                                                        ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from redemption of a certificate of deposit    200,000          -
  Sale of assets                                          100,000          -
  Receipts on notes receivable                              9,392          -
  Loans to related parties                                 (3,000)         -
  Decrease in deposits and other assets                      -            9,750
  Purchase of property and equipment                      (16,870)      (29,494)
                                                        ---------   -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          289,522       (19,744)
                                                        ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                              (210,000)   (1,099,526)
  Proceeds from issuance of notes payable                 190,000       169,032
  Payments on notes payable - related parties            (127,818)         -
  Proceeds from issuance of notes payable -
    related parties                                          -          100,000
  Payments on long-term debt                              (64,334)         -
  Proceeds from sale of common stock                         -          238,000
  Partnership distributions to minority interests          (7,750)      (28,400)
                                                        ----------   ----------
NET CASH USED BY FINANCING ACTIVITIES                     (219,902)    (620,894)
                                                        ----------   ----------
NET DECREASE IN CASH                                      (111,532)     (37,330)

CASH AT BEGINNING OF PERIOD                                190,624      223,839
                                                        ----------   ----------
CASH AT END OF PERIOD                                   $   79,092   $  186,509
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the period                       $  103,915   $  122,960
                                                        ==========   ==========
  Income taxes paid during the period                   $     -      $  104,971
                                                        ==========   ==========



     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANICAL STATEMENTS
                                  (UNAUDITED)

     For the Three Months and Nine Months Ended September 30, 1997 and 1996

Note 1

In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and September 30, 1996, and cash flows for the nine months ended September 30, 1997 and September 30, 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 and September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2

Deferred income taxes are reported using the liability method. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the third quarter, an increase in deferred tax assets was offset by an increase in the valuation allowance.

Note 3

The Company has terminated its agreement with the underwriter to offer securities to the public due to non-performance by the underwriter. The offering has not closed, and the Company is currently seeking a new underwriter. The Company expects to receive approximately $4 million from the offering upon closing. However, upon determination of a failed offering, the Company's costs associated with the offering of $334,873 as of September 30, 1997 would be charged to operations.

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
                                                              ========

The Company issued a note payable in May 1997 in the amount of $93,407 for unpaid rent expenses of the Tucson club. In September 1997, upon finalization of the agreement to sell the Tucson club, this note was reissued in the amount of $133,000, and a second note was issued in the amount of $4,800.

Note 5

InCahoots Limited Partnership (the "Partnership"), owner of the Wichita Club, is a party to a proceeding titled Oelkers v. InCahoots Ltd. Partnership which was filed in Kansas District Court. A subsidiary of the Company owns 80% of the Partnership. On September 23, 1997 the Court found in favor of the plaintiff (Oelkers) and awarded compensatory damages in the amount of $771,000 plus costs, expenses, and interest. The Partnership's insurer was granted a motion for summary judgment relieving it from responsibility for the damages. The Partnership filed an appeal to this summary judgement on November 10, 1997 and intends to appeal the original suit. The Partnership is currently negotiating a settlement with Oelkers to limit its exposure in the matter. No agreement has been reached, and the amount of loss is indeterminable at this time. Accordingly, no provision for the related expense has been provided for in the financial statements. If the Partnership is not successful in reaching a settlement, it may take alternative action to protect its assets including the filing for protection under the U.S. Bankruptcy Code.

                          WESTERN COUNTRY CLUBS, INC.
Note 6

In September 1997, the sale of the Tucson club was finalized. Upon finalization of the agreement, the gain related to the sale of the club was reduced by $51,155 to $210,645. This adjustment relates to a transaction which took place during the second quarter, and as such the second quarter income has been adjusted. The effect of this adjustment on second quarter income is as follows: no change in operating income, an increase in the net loss from $9,383 to $60,538, and an increase in the net loss per share from less than $.01 per share to $.02 per share.

Note 7

On November 8, 1997, the Company executed a letter of intent to sell the Indianapolis (Indy) club to International Entertainment Consultants, Inc., which is controlled by Troy Lowrie, the former president and former largest shareholder of the Company. The purchase price is $1.25 million which is to be paid through the assumption of Indy's mortgages of approximately $492,000, the satisfaction of a $390,000 note due Mr. Lowrie, and surrendering of $350,000 worth of the Company's common stock held by Mr. Lowrie and other shareholders. If the sale is completed as proposed, the Company would realize a loss on the sale of approximately $130,000. If both parties approve the transaction, the sale is expected to close before the end of 1997.
Part I

                          WESTERN COUNTRY CLUBS, INC.

                                     Part I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB under Part I, "Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors. The use in this Form 10-QSB of such words as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but they are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop clubs.

The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Report.

General

The Company began business in April 1993 with a country-western nightclub in Indianapolis, Indiana (the "Indy Club"). In April 1994, the Company opened a nightclub in St. Louis, Missouri (the "St. Louis Club"). The Company financed these Clubs through limited partnerships in which it was the general partner. In May 1994, the Company completed its initial public offering of securities receiving net proceeds of approximately $1.9 million. In November 1994, the Company purchased a nightclub in Tucson, Arizona (the "Tucson Club"). At this time, the Company also increased its ownership of the Indy Club to 80% and acquired 100% of the St. Louis Club.

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

In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of Preferred Stock at $12.00 and up to 1,380,000 warrants to purchase Common Stock (the "Public Offering"). Due to nonperformance by the underwriter, the Public Offering has not closed and the Company has terminated the underwriting agreement with the underwriter. Currently, the Company is seeking a new underwriter but it is unknown whether the Company will be able to engage a new underwriter who can complete the offering. If the Public Offering is closed, the Company expects to realize net proceeds of approximately $4.0 million, which management intends to use to reduce debt, remodel and enhance existing clubs, and develop and acquire additional clubs. However, many factors could prevent the Public Offering from being completed, including the weakening of the financial markets for small capitalization or hospitality industry equities or, as mentioned above, the inability of the Company to attract investment or underwriting interest.

                          WESTERN COUNTRY CLUBS, INC.

Due to declining performance and continuing operational losses at the Tucson Club, management concluded that the assets thereof were impaired and were written off as of December 31, 1996. The Company sold the Tucson Club assets in May 1997 and during August 1997 completed an agreement to settle the leasehold obligations. Details of the sale and lease settlement are described more fully below.

The Company recently entered into a letter of intent to sell the Indy Club to International Entertainment Consultants, Inc. ("IEC"), a company controlled by Troy Lowrie who is the former President and former largest shareholder of the Company. The Indy Club is owned by a limited partnership of which the Company is the general partner and 80% interest holder. The agreement provides that IEC will purchase the assets of the club for $1,250,000 to be paid through the assumption of the first and second mortgage on the Indy real estate in the approximate amount of $492,000, forgiveness of $390,000 of debt currently owed by the company to Mr. Lowrie personally, and common stock of the Company in the amount of $350,000. The agreement is subject to the approval of the Company's Board, IEC obtaining appropriate financing, and approval of the transfer of the club's liquor license. If the sale is completed as proposed, the Company would realize a loss on the sale of approximately $130,000. If approved by the Company's Board, the transaction is expected to close prior to the end of 1997.


Liquidity and Capital Resources

Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During the third quarter 1997, the Company did not acquire additional funds through borrowings or other sources to enhance its working capital. Uses of cash included repayment of notes payable of $80,818 ($41,639 to related parties on notes outstanding, and $39,179 on the Company's current and long-term debt), and $2,750 in partnership distributions to minority interests. For the first nine months of 1997, the Company received a total of $490,000: $200,000 in proceeds from redemption of a certificate of deposit, $190,000 in borrowings, and $100,000 from the Tucson assets sale.
Uses of cash included repayments of notes payable of $402,152, investments in capital assets of $16,870, and partnership distributions to minority interests of $7,750.

As of September 30, 1997, the Company had cash of $79,092 which was generated from operating activities, financing activities and equity participation. Cash for the quarter ended September 30, 1997 increased $28,959 from cash of $50,133 reported at June 30, 1997. For the nine months ended September 30, 1997, cash decreased $111,532, from $190,624 to $79,092. Through September 30, 1997, the Company generated a negative $181,152 in cash flow from operations compared to positive cash flow from operations of $603,308 for the nine months ended September 30, 1996. Major components of the decrease in cash flow for the first nine months of 1997 as compared to 1996 are as follows: $115,324 reduction in depreciation and amortization expense, $97,744 decrease in accrued expenses, $192,016 expended in costs related to the Public Offering, and a decrease in operating income of $299,428. The reduction in depreciation expense and accrued expenses is attributable to the write-off and subsequent sale of the Tucson Club assets and the elimination of future rent escalation accruals. The reduction of net income from prior year levels is primarily attributable to incurring $450,298 more concert expenses than concert revenue generated during the period. In an effort to stimulate sales, the Company booked substantially more live concerts during the second and third quarters of 1997 than had been offered in 1996. While the increased live concerts did stimulate sales, the overall result of the increased number of concerts negatively impacted both cash flow and net income. The Company has drastically reduced the number of live concerts scheduled during the fourth quarter of 1997 and believes it will be able to sustain revenue levels while better controlling concert expenses.

At September 30, 1997, the Company's working capital position (current assets minus current liabilities) was a negative $409,134 compared with a negative $533,633 at the end of 1996, or an improvement of $124,499. Major components of the increase in working capital are the reduction in cash of $111,532, the reduction in inventories of $23,256, and the increase in accounts payable of $35,373; offset by the increase in notes receivable of $73,519, the increase in capitalized offering costs of $192,016, the reduction of accrued expenses of $84,859, and the reduction of $153,916 of short-term notes payable and current portion of long-term debt used in the Company's operations. Management does not believe the negative working capital position poses a liquidity risk or is unusual in the Company's line of business, which is labor intensive, has significant payables, and does not have significant receivables or inventory.

                          WESTERN COUNTRY CLUBS, INC.

Property and equipment are primarily made up of assets required to open and operate the Indy, St. Louis and Wichita Clubs. Leasehold improvements total $2,117,724; equipment, furniture and fixtures are $1,012,811; buildings and improvements are $755,900; and land and improvements are $298,286.

The deferred income tax asset of $333,621 at September 30, 1997 is unchanged from the amount reflected at December 31, 1996. Future realization of this asset is dependent upon the generation of sufficient future taxable income against which the tax loss carryforward and losses from the impairment of the Tucson assets can be offset. The amount of the deferred income tax asset at September 30, 1997 does not include $865,840 reserved as a deferred income tax valuation allowance based on historical operating results and projected levels of future income tax liability. The reserved allowance will provide additional benefit if the Company's level of future income tax liability exceeds the unreserved deferred income tax asset within the carryforward period (15 years).

Accounts payable at September 30, 1997, increased $35,373 as compared to amounts due at December 31, 1996, in part due to additional payables related to the Public Offering. Total liabilities decreased by $121,305 due to the decrease in notes payable and long-term debt of the Company of $71,819 and decrease in accrued expenses of $84,859 primarily resulting from reduced rent escalations, partially offset by the increase in accounts payable. Long-term liabilities increased by $70,743.

The Company has been and is aggressively looking toward expanding its operations in the future. It intends to expand its ownership and operation of country-western nightclubs and may acquire other nightclub or restaurant concepts. Potential locations are being considered in both the Midwestern and Southwestern sections of the country. This growth strategy will dictate the need for and application of funding through 1997 and beyond. Management expects to fund its growth strategy primarily with proceeds from the Public Offering, if it can be completed. If it cannot be completed, management is considering financing near-term potential expansion opportunities through the use of a debt offering. Further expansion may be financed through private and/or public equity offerings, internal funding, bank financing, or a combination of the foregoing. The Company may also purchase existing clubs or restaurants through transactions involving the issuance of the Company's Common Stock or cash. Until the Company's profitability is restored and debt levels are decreased, management does not foresee commercial banks as a significant source of capital financing. If the Company is unsuccessful in completing either the Public Offering or a debt offering in the near future, the Company's planned expansion will be sharply curtailed, and management believes that the Company will require an additional infusion of cash from other sources to support existing operations for the foreseeable future.



Results of Operations - Quarter Ended September 30, 1997, Compared to the Quarter Ended September 30, 1996

For the quarter ended September 30, 1997, total revenues of the Company decreased by $68,238 or 4.2% as compared to the quarter ended September 30, 1996. Beverage and food sales decreased by $64,385 or 6.5% while admission fees and other revenues decreased by a nominal $3,853.

Total costs and expenses for the third quarter 1997, decreased $193,817, or 11% as compared to the third quarter 1996. Components of the decrease are as follows: depreciation and amortization decreased $36,052 as a result of the sale of the Tucson Club, general and administrative expenses decreased $230,029 or 20% as a result of the elimination of high levels of these expenses in Tucson and the efforts of management to further control this segment of expense, and cost of products and services increased $71,255 or 16%, primarily as a result of an increase in the number of live concerts offered by each club in an effort to stimulate sales.

The Company operated three clubs during the third quarter 1996: the Indy Club, the St. Louis Club and the Tucson Club. During the third quarter 1997, the Company operated the Indy Club, the St. Louis Club and the Wichita Club. The Indy Club reported sales of $286,435 and 460,972 for the third quarter 1997 and 1996, respectively, or a decline of 38%. Sales at the St. Louis Club were $752,528 for the third quarter 1997 compared to $798,435 for 1996, or a decrease of 6%. Sales for the Wichita Club were consistent for the third quarter of this year as compared to last year: $492,312 for 1997 as compared to $495,875 for 1996. Management is disappointed with the sales decline experienced by the Indy Club during the third quarter and believes it is primarily due to the age of the club, its need for remodeling and enhancements, and, to a lesser extent, its location. Management hopes to complete the Public Offering or a debt offering during the fourth quarter which will provide the funds necessary to renovate the club.

                          WESTERN COUNTRY CLUBS, INC.

The Company sold the Tucson Club assets effective May 1, 1997, reporting a gain on the sale during the second quarter in the amount of $261,800, and reached an agreement in principle to settle its future rental obligations under the related lease. Under the purchase and sale agreement, the Company will receive $325,000 from the sale as follows: $100,000 cash which was paid at closing, $30,000 to be paid in cash during June through August 1997 subject to certain offsets, and the balance of $195,000 to be paid by promissory note having monthly payments of $7,500 beginning on November 1, 1997 until maturity at September 30, 1999. The note bears interest at eight percent per year and provides for prepayment discounts of $20,000 if paid before December 31, 1997, and $10,000 if paid before December 31, 1998. Under the lease settlement completed on September 19, 1997, the Company is obligated for rent, property taxes and other expenses through September 15, 1997 in the amount of $133,000. The Company has issued a promissory note for that amount bearing interest at ten percent per year and payable in monthly installments of $7,500 beginning November 1, 1997, with the balance due no later than June 1, 1999. The Company's security deposit of $24,000 was transferred to the benefit of the new lessee. This final settlement agreement resulted in a $51,155 reduction of the gain on the sale of the Tucson Club from $261,800 previously reported in the second quarter to $210,645.

For the quarter ended September 30, 1997, the Company incurred a consolidated loss of $18,554 compared to a consolidated loss of $37,186 for the quarter ended September 30, 1996. For comparative purposes, the consolidated loss for the third quarter of 1996 was $104,773 before benefit of an extraordinary gain of $67,587. Management is encouraged by this improvement in the third quarter and believes that, assuming completion of the Public Offering or a debt offering, the Company can expand its number of operating locations which will ensure the Company's success in future periods.



Results of Operations - Nine Months Ended September 30, 1997, Compared to the Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, total revenues decreased a nominal 0.8% or $48,221 over the comparable period in 1996. Sales for the period were $5,463,249 in 1997 as compared to $5,511,470 during the same period in 1996. Beverage and food sales decreased $34,410 or 1.0% while admission fees and other revenues declined $13,811 or 0.7%.

Total costs and expenses for the first nine months of 1997 increased 4.5% or $251,207 over the first nine months of 1996. This increase is directly attributable to the cost of products and services which increased $468,064 or 28.8% during that period. As discussed above, the Company substantially increased the number of live concerts held at its clubs during the second and third quarters of 1997 as compared to 1996, and these concert expenses accounted for all of the increase in this category as each of the other expense components decreased during the period as compared to a year ago. The Company has reduced the number of live concerts scheduled during the fourth quarter and believes it can control these expenses while still positively impacting sales volumes. General and administrative expenses decreased $94,461 or 2.8% as a result of management's attempt to control this expense classification. As discussed above, general and administrative expenses decreased 20% during the third quarter as compared to a year ago, more than offsetting the earlier increases of 6.7% and 1.6% in this category, respectively, during the first and second quarters of 1997. Additionally, general and administrative expense levels are expected to remain below prior years' levels during the last quarter of 1997. Depreciation and amortization expense declined by $115,324 or 25% over the first nine months of 1996 due to the sale of the Tucson Club which had high levels of these expenses, and the Company expects to continue to benefit from a reduction in this expense category in the future.

The operating loss for the first nine months of 1997 was $376,923 before partial offset by the gain recorded on the sale of the Tucson Club's assets of $210,645 (see above for a detailed discussion of the Tucson Club sale). After the gain on the sale of the Tucson Club's assets and adjustment for other partners' interests in net income, the Company realized a net loss for the first nine months of 1997 of $161,136 or $.04 per share. This compares to a net income of $45 after benefit of $67,587 from an extraordinary gain for the comparable period in 1996 or less than $.01 per share.

                          WESTERN COUNTRY CLUBS, INC.

                                    Part II

Item 1.  Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See Management Discussion and Analysis - Special Note Regarding Forward-Looking Statements for additional factors relating to such statements.

InCahoots Limited Partnership (the "Partnership"), owner of the Wichita Club, was a party to a proceeding titled Oelkers v. InCahoots Ltd. Partnership (Case No. 96 C 695, Dist. Ct., Sedgwick Cnty, Kansas) in which the plaintiff alleged that the Partnership was responsible for personal injuries sustained when she was knocked down in an incident involving two patrons. A subsidiary of the Company is the general partner of the Partnership. On September 23, 1997, a judgment was entered in Kansas District Court in favor of the plaintiff awarding her compensatory damages in the amount of $771,000 plus costs, expenses and interest. The Wichita Club's insurer had filed a declaratory judgment action in Federal Court in the Western District of Oklahoma asserting that the basis of Oelker's claim was an assault and battery and that its policy excluded coverage for liability arising out of an assault and battery. The Partnership defended the declaratory judgment action believing that Oelker's injury did not arise out of an assault and battery. On October 10, 1997, the Federal Court granted the insurer's motion for summary judgment holding that the carrier was not obligated to provide coverage for Oelker's damages. The Partnership filed an appeal on November 10, 1997 in the summary judgment action and also intends to appeal the Wichita suit. Additionally, Oelkers has filed a garnishment action in Kansas against the insurer believing that the insurer has liability for the Wichita judgment even though it prevailed in the summary judgment action in Oklahoma. The Company is currently negotiating with Oelkers in an attempt to reach a settlement which will limit the Partnership's exposure in the matter regardless of whether Oelkers can prevail against the insurer in Kansas. Oelkers has agreed to defer any garnishment or other collection action until December 15, 1997 to facilitate settlement discussions. However, no agreement has yet been reached and it is indeterminable what expense the
Partnership will ultimately bear as a result of these actions.   Accordingly,
no provision for expenses related to the Oelkers action has been provided for in the financial statements. If the Partnership is not successful in its settlement discussions, it may pursue different courses of action to protect its assets and business which would include the filing for protection under the U.S. Bankruptcy Code. Such a filing would increase the Club's operating expense, could diminish sales, and could affect the management fees that the Company receives as contract manager of the Club.



Item 6.  Exhibits and Reports on Form 8-K

	(a)	Exhibits:  None

	(b)	During the quarter ended September 30, 1997, the Company filed
	        no Reports on Form 8-K.

                          WESTERN COUNTRY CLUBS, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 1997			Western Country Clubs, Inc.

                                     By:     /s/ James E.  Blacketer
		               		__________________________
                                        James E.  Blacketer
					President



				     By:     /s/ Ted W. Strickland

					___________________________
					Ted W. Strickland
					Chief Financial Officer