Form 10KSB
period 1997-12-31
WESTERN COUNTRY CLUBS INC
filed 1998-03-31
CIK 916298

FORM 10-KSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                For Fiscal Year Ended  December 31, 1997


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

Revenues of registrant for year ended December 31, 1997:        $7,116,777

Aggregate market value of voting stock held by
non-affiliates as of March 26, 1998                             $2,366,193

Shares of Common Stock, $.01 par value, outstanding
as of March 26, 1998:                                            3,634,721

                  DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                      WESTERN COUNTRY CLUBS, INC.

                     1997 Form 10-KSB Annual Report

                           Table of Contents

       Item

                                 Part I

        Special Note Regarding Forward Looking Statements

    1.  Description of Business

    2.  Description of Properties

    3.  Legal Proceedings

    4. Submission of Matters to a Vote of Security Holders

                                Part II

    5.  Market for Common Equity and Related Stockholder Matters

    6.  Management's Discussion and Analysis

    7. 	Financial Statements and Supplementary Data

    8. 	Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure

                                Part III

    9.  Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act

    10. Executive Compensation

    11.	Security Ownership of Certain Beneficial Owners and Management.

    12. Certain Relationships and Related Transactions

    13. Exhibits and Reports on Form 8-K

         Signatures

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

Item 1.  Description of Business.

General

    Western Country Clubs, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989, but had no operations until April 1993. The Company completed its initial public offering in May 1994, from which it received net proceeds of approximately $1.9 million from the sale of 460,000 shares of Common Stock. In late 1996, a change of control took place which resulted in the replacement of senior management and changes in the Company's operating and growth strategies. The Company's prior strategies focused heavily on cost reduction as the preferred means of improving profitability. Such strategies resulted in lean Club-level management and loss of experienced personnel, low levels of physical facility maintenance and reinvestment, and reduced levels of advertising, promotion and entertainment expense. Current management has replaced much of the Club-level management with more experienced personnel, instituted management training procedures, implemented a cost management system which includes daily unit-level accounting and reporting, improved the sound, light and video systems, increased radio buys within the local markets, and implemented new advertising and in-store promotions. These changes reflect current management's belief that long-term strategies involving greater investment in personnel and physical facilities will produce a superior financial performance. See Item 6. "Management's Discussion and Analysis."

The Company

    The Company currently operates two "country-western" theme nightclubs located in St. Louis, Missouri (the "St. Louis Club") and Wichita, Kansas, (the "Wichita Club"). Each Club combines live entertainment, dancing, bar and food in a country-western atmosphere. The Wichita Club has operated as InCahoots since its inception in 1994, and the St. Louis Club was changed to an InCahoots in 1996, having previously operated as A Little Bit of Texas. The Company acquired its interest in the Wichita Club, an 80% general partner interest, in December 1996 from a corporation affiliated with James E. Blacketer and Joe R. Love, Directors of the Company. During 1997, the Company sold a nightclub located in Tucson, Arizona (the "Tucson Club"). Additionally, the Company also operated a nightclub in Indianapolis, Indiana (the "Indy Club") until December, 1997 when the club was closed in anticipation of its sale in early 1998. See Item 6. "Management's Discussion and Analysis."

    The Company intends to expand its network of Clubs, either through acquisition of existing Clubs or by building new clubs. Potential future locations include Topeka, Kansas; Arlington, Texas; Dallas, Texas; and Atlanta, Georgia. Decisions as to potential club locations are subject to many variables, such as management's evaluation of the market opportunities, cost of doing business in a particular locale, and the liquor licensing application process in a state and the prognosis for issuance of a license. Gross revenues by Club for each of the past three fiscal years are as follows:

                                              Year Ended December 31,
     Club (1)                              1995         1996         1997
     --------------------------         ----------   ----------   ----------

     The Indy Club (2)                  $2,249,516   $1,956,448   $1,441,140
     The St. Louis Club (3)             $3,843,062   $3,360,756   $2,823,771
     The Wichita Club (4)               $2,419,755   $1,988,095   $1,947,449
     The Tucson Club (5)                $2,257,848   $1,796,549   $  726,806

----------------

(1) The Company is also a limited partner of Cowboys Concert Hall/Atlanta, Ltd, a Texas limited partnership (the "Atlanta Partnership") formed
    June 29, 1995 to own and operate a country-western nightclub in Atlanta under the name of "Cowboys" (the "Atlanta Club"). The general partner of the Atlanta Partnership is Cowboys Concert Hall/Atlanta I, Inc., a wholly owned subsidiary of Cowboys Concert Hall - Arlington, Inc., a Texas corporation ("Cowboys"). For the six month period ended December 31, 1995, gross revenues earned by the Atlanta Club were $1,344,262. The Company accounted for its interest in the Atlanta Club using the equity method, pursuant to which it recognized a loss of $123,676, net of income taxes, for the fiscal year ended December 31, 1995. As of December 31, 1995, the Company wrote off its investment in the Atlanta Club, resulting in a charge against income of $274,621 after taxes. Cowboys placed the Atlanta Partnership in Chapter 11 bankruptcy in September 1996. The Company sold its interest in the Atlanta Club in January, 1998. See "Atlanta Partnership."

(2) The Indy Club opened in April 1993. The Club ceased operations on December 13, 1997 in anticipation of its sale after year end under a contract of sale dated November 25, 1997. See "The Indy Club."

(3) The St. Louis Club opened as a non-alcoholic establishment in April 1994, and began marketing alcoholic beverages in May 1994.

(4) The Wichita Club opened in February 1994. The Company acquired its interest in the Wichita Club in December 1996. See "The Wichita Club."

(5) The Company purchased the Tucson Club in November 1994, and sold the operation in May 1997. See "The Tucson Club."


The St. Louis Club

    The St. Louis Club is located on the I-70 corridor between St. Louis, Missouri and Kansas City, Kansas. The Club occupies roughly one-half of a building which previously housed a Sam's Club wholesale warehouse operation and is in excess of 56,000 square feet making it the largest nightclub in Missouri. This mammoth nightclub operates under the name InCahoots and features a design with the look and feel of an authentic rustic western town. The Club, with a capacity of almost 3,000, houses a huge dance floor, performance stage, a billiards and video arcade area and several retail stores including Sundance Silver & Hide, which sells wardrobe items, including hats and boots, and the Homestead Store which sells Indian artifacts, clothing and jewelry. Sundance Silver and Hide occupies approximately 800 square feet of the Club, for which it pays $1,200 per month pursuant to an oral agreement with the Company. The Homestead Store occupies approximately 600 square feet of the Club, for which it pays $300 plus 10% of sales per month pursuant to an oral agreement with the Company. The Club also features a walk-up restaurant selling various food items in addition to its extensive drink offerings. The St. Louis Club featured numerous nationally known entertainers during the past year, including such performers as Tracy Lawrence, Lone Star, Chris LeDoux and Blackhawk.

    The St. Louis Club opened for business as a non-alcoholic club on April 22, 1994. It began marketing alcoholic beverages on May 19, 1994 upon receipt of a liquor license from the Supervisor of Liquor Control of the State of Missouri. The customer's average expenditure, exclusive of food and souvenirs, is approximately $11.00.

The Wichita Club

    The Wichita Club opened in February 1994, and has been voted the top country-western club in Wichita since opening. It consists of approximately 30,000 square feet and has parking for 900 cars. The Wichita Club is designed to appeal to rodeo cowboys as well as the casual country western music lover. It blends high tech, state-of-the-art, and "good old country boy" entertainment. The high tech presentation includes giant 20 foot video screens, double CD players, a roll up lighted American flag, neon lighting and the capability to include a live band's sound throughout the house speaker system. A comfortable ambiance is achieved through rustic wooden floors, old west photographs, antique back bars, and a huge, hand-painted mural of past and present Country and Western entertainers. The showcase of the Club is the circular, race track style dance floor, complete with a bar in the center allowing for more dancing room.

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


The Tucson Club

    In November 1994, the Company purchased the Wild Wild West nightclub from Wild Wild West, Inc. and Buckaroos, Inc. for $1,000,000 in cash and $700,000 in notes payable to certain individuals in consideration of covenants not to compete through October 31, 1997. The Tucson Club was remodeled to the A Little Bit of Texas format and operated under that name until November 1996, when the Club was again remodeled and its name was changed to Stampede. Revenues at the Tucson Club steadily declined and the Club was not profitable. As a result, the Company concluded that the Tucson Club's assets were completely impaired at the end of 1996 and booked an impairment write off in the amount of approximately $1.7 million. Subsequently, the Company sold the Club's assets and settled the leasehold obligations, which resulted in a net gain of $210,645 during 1997. See Item 6. "Management's Discussion and Analysis."


The Indy Club

    The Indy Club, founded in 1993, was the Company's first nightclub. The Company was a General Partner with an 80% ownership interest. While initially profitable, declining sales led new management in 1997 to conclude that the location and market were not favorable to future profitability. In November 1997, the Company entered into a contract to sell the Indy Club's assets to a company controlled by the former president and former largest shareholder of the Company, Troy H. Lowrie. The agreement, which provided that Lowrie's company would pay a total of $1.15 million for the Club and its assets by assuming approximately $550,000 in mortgages and taxes on the property and by executing a note payable to the Company for $600,000, said note secured by approximately 738,000 shares of the Company's common stock, was consummated in February 1998. In anticipation of completion of this agreement in 1998, the Company recognized a reserve of $250,272 as of December 31, 1997, as the anticipated loss to be recognized on completion of the transaction. See Item
6. "Management's Discussion and Analysis."

Entertainment

    The Company seeks to book nationally known entertainers as well as regionally-known entertainers and/or bands which do not yet have national recognition. National name entertainers such as Brian White, Tracy Lawrence and Blackhawk have performed at one or more of the Company's Clubs during the last year and the Company currently has Jerry Lee Lewis booked for engagements in 1998. The Company utilizes these performers to enhance its customer traffic and revenues in what would otherwise be less busy time periods in the nightclub business. Typically, the Company charges admission fees which approximate the fee payable to the performers and realizes the benefit from the increased sales which are generated due to the large numbers of customers in attendance.


Expansion Strategy

    The Company intends to grow primarily in two ways: (i) an increase in the number of country-western nightclubs it owns and operates, and (ii) the acquisition and development of one or multiple restaurant concepts. Additional nightclubs and/or restaurant operations may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity offerings, or a combination of the foregoing. The Company may also purchase existing operations through transactions involving the issuance of the Company's stock and/or cash. Future nightclub locations under consideration by the Company include Topeka, Kansas, Arlington, Texas, Dallas, Texas and Atlanta, Georgia. The Company is currently pursuing the acquisition of a restaurant group based in Houston, Texas. See Item 6. "Management's Discussion and Analysis."


Atlanta Partnership

    The Company was previously a limited partner in a partnership formed in 1995 to own and operate a club in Atlanta. The Company was forced to write off its investment in the partnership as well as a loan made to the partner-ship when the club had substantial losses and eventually filed for bankruptcy. In late 1997, the Company agreed to sell its 50% limited partnership interest to Backstage Entertainment, an affiliate of the general partner, for $220,000, payable during 1998 and evidenced by a promissory note payable to the Company. While the note provides for certain discounts if paid early, there is no certainty that such early payoff will occur. Backstage is current in its payments on said note. The Company expects to recognize a gain in the amount of $220,000 on the sale of this partnership interest in the first quarter of 1998.

Government Regulation

    The Company's business is subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. In addition, each nightclub restaurant must have food service licenses from local health authorities.

    Alcoholic beverage control regulations require each of the nightclubs to apply to a state authority, and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of the daily operation including advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.
Licenses to sell alcoholic beverages must be renewed annually and are subject to suspension or revocation for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. Each nightclub is operated in accordance with stringent procedures designed to assure compliance with all applicable codes and regulations.

    In recent years, certain states have enacted "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. Presently, Missouri and Kansas, the states in which the Company operates, do not have dram-shop statutes. However, should these states enact such statutes, the Company would be subject to additional exposure in such cases where judgments for damages exceeded its insurance coverage.

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


Trademarks

    The Company uses the trademark InCahoots in the operation of its business. This mark is used by others in the operation of businesses throughout the country, including other nightclub operators. Because of these uses, the Company believes that it cannot, nor can its competitors, register the mark with the United States Patent and Trademark office to obtain exclusive, nationwide rights to the mark. The Company believes, however, that it has enforceable common law rights to its mark for use in the immediate trade areas in which the Clubs operate, and it has encountered no claims of trademark infringement. As the Company expands, it may encounter claims of trademark infringement requiring the Company to negotiate license agreements with the prior user or to use other non-infringing trademarks for nightclubs in the affected areas.

    The Company also believes that, in the food service industry, its service marks and "look" ("trade dress"), as well as its advertising and promotional design and artwork, can be adequately protected by common law, and that it has enforceable rights to this proprietary information.


Employees and Consultants

    The Company presently has three full time employees in the corporate office, including James E. Blacketer, President and a Director of the Company, and Dominic W. Grimmett, Vice President of Operations. The Company has approximately 120 employees in the Clubs.

Year 2000 Compliance

   The Company has and will continue to make certain investments in software systems and applications to ensure it is year 2000 compliant. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its financial position or results of operations.

Item 2.  Description of Properties

    The Company's principal offices are located at 1601 N. W. Expressway, Suite 1610, Oklahoma City, Oklahoma, 73118. The Company's offices occupy approximately 2,460 square feet, for which it pays $3,075 per month pursuant to a lease which expires in June 2001. The Company subleases a portion of this space to a non-affiliated company on a monthly basis for which it receives a total monthly fee of $1,076.

    In August, 1993, the Company entered into a lease for nightclub space in St. Louis, Missouri. The lease, which expires in August 2003, is for a 10 acre parcel of land housing a 106,744 square foot building and parking facilities. The rental for the first five years is $22,238 per month, escalating to $26,686 per month for the second five years. The Company has the right to extend the lease for two additional five year periods at increased rental rates. The lease is guaranteed by International Entertainment Consultants, Inc., a company affiliated with Mr. Lowrie. The Company subleases approximately 50,000 feet of this facility for which it receives $14,000 per month under a two year sublease which expires in August, 1999.

    The Wichita Club is leased from Boots, Inc., a 20% limited partner in the InCahoots Limited Partnership but otherwise unaffiliated with the Company. The lease is for a ten-year term, expiring in the year 2003, with an option to extend the term for two, five-year periods, and requires monthly payments of the greater of $12,500 or 6% of gross sales.

    The Indy Club, which was under contract of sale at December 31, 1997, occupies a 34,306 square foot building adjacent to approximately 3.4 acres of land used for parking by the Indy Club's customers. On January 31, 1994, WCC I, Ltd. exercised an option to purchase the building for $750,000.
WCC I, Ltd. borrowed $600,000 at prime plus 3% from the Dulaney National Bank and the seller financed the remaining $150,000 at 10% interest. Monthly payments of $3,187 and $7,546 were payable to the seller and to the Dulaney National Bank, respectively. Troy H. Lowrie personally guaranteed repayment of the note to the seller. The note to the Dulaney National Bank was secured by the building and the furniture, equipment and fixtures therein, and by rental payments from the tenants of the Indy Club. WCC I, Ltd. also owned the 3.4 acres of parking adjacent to the building. It purchased the adjacent land for $105,000 on February
24, 1993.  A Little Bit of Texas, Ltd. assumed the mortgages on the Indy
Club at the time of its purchase of the facility on February 6, 1998.
See Item 6. "Management's Discussion and Analysis."

    On November 1, 1994, in connection with its acquisition of the Tucson Club, the Company took an assignment of the lease covering the Club's building and entered into a lease with the sellers for the parking lot. The building lease was to terminate in February 2001, and required monthly rental payments of $22,145, which were to escalate to approximately $24,200 over the term of the lease. The lease on the parking lot was for a four year term, expiring on October 31, 1998, and required monthly rental payments of $3,000. These lease obligations were terminated under a settlement agreement dated September 19, 1997. See Item 6. "Management's Discussion and Analysis."

    The Company carries general liability insurance for the St. Louis Club in the amount of $2,000,000 and $850,000 in property liability coverage. InCahoots Limited Partnership, owner of the Wichita Club, carries $2,000,000 general liability insurance and building and property insurance coverage in the amount of $1,200,000 and $450,000, respectively.

    The Company had general liability insurance for the Tucson Club in the amount of $2,000,000 and property insurance coverage in the amount of $700,000. WCC I, Ltd. carried general liability insurance in the amount of $2,000,000 for the Indy Club, and building and property insurance coverage in the amount of $1,200,000 and $550,000, respectively.

    The Company maintains $1,000,000 in liquor liability insurance coverage at each of its nightclubs, including coverage for assault and battery and other risks associated with the nightclub business.

Item 3.  Legal Proceedings

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

    InCahoots Limited Partnership, ("InCahoots"), owner of the Wichita
Club, was a party to a lawsuit claiming negligence on the owner/operator's part, which action resulted in a jury award in the fall of 1997 in favor of the plaintiff in the amount of $771,000 plus court costs, expenses and interest. Shortly thereafter, the partnership's insurance carrier won a declaratory judgment against the partnership declaring that the carrier was not obligated to provide coverage against the plaintiff's claims. In February of 1998, the Company and the partnership entered into an Agreement and Covenant Not to Execute, whereby InCahooots agreed to pay the plaintiff $166,808 over two years, plus 100,000 shares of the Company's common stock and 200,000 warrants to purchase the Company's common stock in exchange for a covenent by the plaintiff not to attempt collection of the judgment against InCahoots so long as the agreed payments were made. The Agreement and Covenant allow the plaintiff to pursue collection of the judgment against the insurance carrier. The Company recorded settlement costs of $216,808 for the year ended December 31, 1997, to reflect the impact of this Agreement.

    The Company is involved in various other legal actions associated with the normal conduct of its business operations. No other such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.



                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

    On March 26, 1998, there were approximately 80 shareholders of record of the Company's Common Stock. Based upon information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceeds 500 as of that date. The Company's Common Stock was approved for listing on the NASDAQ SmallCap MarketSM, effective May 18, 1994, under the symbol "WCCI." Prior to listing on NASDAQ, the Company's Common Stock briefly traded in the pink sheets.

    The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Company's Common Stock, as reported by NASDAQ:

    1996 Fiscal Year                        High Bid ($)       Low Bid ($)
    -----------------                       ------------       -----------
    First Quarter                               5.875              3.75
    Second Quarter                              5.25               3.50
    Third Quarter                               4.625              3.25
    Fourth Quarter                              4.25               2.00

    1997 Fiscal Year
    -----------------
    First Quarter                               2.25               1.375
    Second Quarter                              1.125              1.00
    Third Quarter                               1.125               .625
    Fourth Quarter                              1.0625              .50

    On December 31, 1997, the last reported bid and asked prices for the Common Stock were $.50 and $.75, respectively.

Revised NASDAQ Listing Requirements

    Effective February 23, 1998, the NASDAQ SmallCap Market implemented revised listing requirements for companies wishing to continue their listing on the exchange. These revised requirements included provisions that listed companies maintain net tangible assets of at least $2 million, public float of at least 500,000 shares with a market value of at least $1 million, and a minimum bid price for the Company's stock of $1 per share. The Company is currently in compliance with the revised listing requirements and believes it can stay in such compliance, though there is no assurance that the Company will be able to continue to meet these listing requirements in the future.

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

General

    The Company commenced operations in April 1993 with a country-western nightclub in Indianapolis, Indiana (the "Indy Club").
In April 1994, the Company opened a nightclub in a suburb of St. Louis, Missouri (the "St. Louis Club"). The Company financed these Clubs through limited partnerships in which it was the general partner. In May 1994, the Company completed its initial public offering of securities receiving net proceeds of approximately $1.9 million. In November 1994, the Company purchased a nightclub in Tucson, Arizona (the "Tucson Club"). At this time, the Company also increased its ownership interest in the Indy Club to 80% and acquired 100% of the St. Louis Club.

    In June 1995, the Company participated as a 50% limited partner in a partnership formed to acquire a nightclub in Atlanta, Georgia (the "Atlanta Club"). The Company contributed $500 in partnership capital and loaned an additional $638,822 to the partnership. Due to continuing losses, the Company wrote off its interest in the Atlanta Club effective December 31, 1995. On January 9, 1998, the Company sold its interest in the Atlanta Club for $220,000. Details of the sale are described more fully below.

    In September 1996, Troy H. Lowrie, then President and largest shareholder of the Company, entered into a Stock Purchase Agreement whereby (i) Red
River Concepts, Inc., a Delaware corporation ("Red River"), or its designees would acquire in three installments 1,300,000 shares of Mr. Lowrie's Common Stock; (ii) new management assumed control of the operations of the Company; and (iii) James E. Blacketer and Joe R. Love, directors of Red River, were appointed to the Company's Board of Directors. The change of control occurred in October 1996.

    Subsequently, on December 16, 1996, new management acquired a nightclub in Wichita, Kansas (the "Wichita Club") for 400,000 shares of the Company's Common Stock and assumption of $150,000 in debt. The Wichita Club was owned in part by entities affiliated with James E. Blacketer and Joe R. Love, directors of the Company. See Item 12, "Certain Relationships And Related Transactions."

    New management also undertook steps to improve the financial performance of the Tucson Club, which was hampered by high acquisition, leasehold and operating costs and declining revenues. During October 1996, the Club was remodeled into two entertainment venues in order to attract new customers and revenues, cost cutting measures were instituted, and new unit-level management was installed. Despite these measures, based on the Club's continuing decline in performance, high overhead and occupancy costs, the Tucson Club's assets were deemed to be impaired and were written off as of December 31, 1996. The Company sold the Tucson Club's assets in May 1997 and completed an agreement to settle the leasehold obligations in August 1997. Details of the sale and lease settlement are described more fully below.

    In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of preferred stock and up to 1,150,000 warrants to purchase the Company's Common Stock (the "Public Offering").
The Company cleared all regulatory requirements concerning the Public Offering but the Company's underwriter was not successful in placing the preferred shares. Therefore, costs associated with the Public Offering which had previously been capitalized were written off at December 31, 1997.

    During the fourth quarter of 1997, the Stock Purchase Agreement between Troy H. Lowrie and Red River Concepts, Inc. was amended whereby Mr.
Lowrie retained 430,000 of the shares which were originally to be sold to Red River.

    On February 6, 1998, the Company sold all of the assets of the Indy Club to A Little Bit of Texas, Ltd. ("Texas"), a company controlled by Mr. Lowrie for $1.15 million. Details of the sale are described more fully below.

    In February 1998, the Company signed a letter of intent to acquire certain assets, including two Mexican restaurants, from Berryhill Hot Tamales, L.L.C., for shares of the Company's common stock, newly issued preferred stock, and assumption of certain debt. While the terms and conditions of this agreement are currently being negotiated and due diligence is still being performed by both parties, and while it is anticipated that a closing may occur on or before May 1, 1998, there is no assurance that this transaction will be completed.

Liquidity and Capital Resources

    Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During 1997, the Company borrowed $30,000 from a bank, $160,000 from a third party lender, and $278,276 from a major stockholder to help fund operations. The Company also received a $100,000 down payment on the sale of the Tucson Club assets. Repayment of notes payable of $762,047 included: $505,742 repaid to banks on short-term debt; $41,320 to Dulaney Bank, holder of the first mortgage on the Indianapolis Club; $29,439 to Expo Bowl, holder on the second mortgage for the Indy club; $18,756 paid on a note issued in connection with the settlement of the Tucson Club lease obligations, and $161,160 in payments on notes payable to related parties. The Company also invested $13,571 in capital expenditures at its Clubs during 1997. See "Consolidated Statement of Cash Flows."

    During the first quarter of 1998, two note holders agreed to convert their notes amounting to $560,000 due from the Company into new issues of preferred stock. Specifically, Mr. Lowrie will receive 40,000 shares of Series A 10% Cumulative Convertible Preferred Stock in exchange for the Company's note and accrued interest of $400,000 owing at December 31, 1997. Ceres, L.L.C., an Oklahoma limited liability company, will exchange its $160,000 note for 16,000 shares of Series B 12% Cumulative Convertible Preferred Stock.

    As of December 31, 1997, the Company had cash of $85,949, which was generated from operating activities, financing activities and equity participation. Cash for the twelve months ended December 31, 1997 decreased $104,675 from cash of $190,624 reported at December 31, 1996. For the year ended December 31, 1997, the Company generated a negative $94,785 in cash flow from operations compared to a positive $827,003 cash flow from operations for the year ended December 31, 1996, or a net decrease of $921,788. The negative cash flow for 1997 is primarily due to the net loss from operations of $987,376 coupled with a mostly non-cash gain of $210,645 on the sale of the Tucson Club assets (in the form of a note receivable), substantially offset by depreciation and amortization of $467,121, a $250,272 non-cash impairment of assets on the Indy Club, a $142,857 decrease in capitalized offering costs, and a $220,899 increase in accrued expenses of which $182,500 relates to the expected settlement of the Wichita Club lawsuit judgment.

    At December 31, 1997, the Company's working capital position (current assets minus current liabilities) was a negative $833,348, compared with a negative $533,633 at the end of 1996, or a decline of $299,715.
Working capital was negatively impacted most heavily by the $104,675 decrease in cash, the $142,857 write off of capitalized offering costs, and the increase in accrued expenses of $139,783. These amounts were partially offset by the increase in notes and loans receivable of $167,020. Management does not believe the negative working capital position poses a liquidity risk or is unusual in the Company's line of business, which is labor intensive, has significant payables and does not have significant receivables or inventory.

    Property and equipment is primarily made up of assets required to open and operate the St. Louis, Wichita and Indy Clubs. Leasehold improvements total $1,510,529; equipment, furniture and fixtures are $1,011,272; buildings and improvements are $1,361,335; and land and improvements are $298,286. On December 13, 1997, the Company closed its Indianapolis Club due to its pending sale. A reserve of $250,272 was recorded at December 31, 1997 for impairment of the carrying value of the assets based on the estimated sales proceeds of the Club.

    Goodwill decreased by $143,777 due to amortization during the year and the write off of $75,687 at December 31, 1997 relating to the acquisition of the Indy Club.

    The deferred income tax asset increased $83,789 to $417,410 due primarily to the expected tax benefit from the net operating loss carryforwards resulting from the loss on the write-off of the Tucson assets. Future realization of this asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and losses from the impairment of the Tucson assets can be offset. The amount of the deferred tax asset at December 31, 1997 does not include $836,074 reserved as a deferred income tax valuation allowance, due to the uncertainty of the Company being able to realize the benefit from such losses in future periods. However, management expects to receive benefit from the amount reserved in future periods.

    On February 6, 1997, the Company exchanged 114,800 shares of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall, Arlington, Inc. ("Cowboys"). The individual shareholders of the Cowboy's stock had participated in a private placement conducted by Cowboys in Fall 1995 to raise funds for Cowboys to pay its expenses in connection with a proposed merger between Cowboys and the Company which did not occur. The Company valued the Cowboys stock and purchase warrants at $1.00 for each share and warrant and recorded that amount as an investment in Cowboys.

    The increase in accounts payable of $40,649 during 1997 relate to amounts owing in connection with the terminated Public Offering. Management intends to settle these obligations with a combination of Company stock and payout arrangements during 1998. Short term liabilities increased by $11,004 due to the increase in accounts payable and a $139,783 increase in accrued liabilities offset in part by a decrease of $169,428 in notes payable.
Notes payable to related parties increased by $70,375 while long term liabilities decreased by $61,718.

    The Company has and is aggressively looking toward expanding its operations in the future. Potential nightclub locations are being considered in both the Midwestern and Southwestern sections of the country. Additionally, the Company is seeking to develop one or multiple restaurant concepts. These growth strategies will dictate the need for and application of funding through 1998 and beyond. Additional nightclubs and restaurant acquisitions may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity or debt offerings, or a combination of the foregoing. The Company may also purchase existing clubs or restaurants through transactions involving the issuance of the Company's Common Stock or cash. Until the Company's profitability is restored and debt levels are decreased, management does not foresee commercial banks as a significant source of capital financing.

Results of Operations - Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

    Total revenues of the Company decreased by $550,908 or 7% during 1997, consisting of a decline in beverage and food sales of $504,580 or 10%, a decline in admission fees of $202,327 or 9%, a decline in other revenues of $54,646 or 14%, offset in part by a gain on the sale of the Tucson
Club assets of $210,645. The decline in core business of the Company is attributable to management's reengineering of the Clubs such that greater profit margins can be achieved at lower sales volumes due to increased operating efficiencies and reduced expense levels coupled with the elimination of sales in its Clubs that were sold or closed during 1997. Of the continuing Clubs, The St. Louis Club experienced a sales decline of $536,985 or 16% while the Wichita Club experienced a modest sales decline of $40,646 or 2%. At the time of its closing in December 1997, the Indy Club had experienced a sales decline of $515,308 or 26% for 1997. Other revenues, consisting of machine, boutique and consignment income, declined by $54,646, mostly due to the elimination of sales of the Company's branded merchandise at the Clubs. Management is not overly concerned with the reduction in sales volume and believes it has positioned its remaining Clubs to operate profitably at their existing sales levels.

    The Indy Club was under contract of sale at December 31, 1997 and an impairment in the carrying value of its assets in the amount of $250,272 was recorded due to the estimated loss on the sale which was expected to close in early 1998. Additionally, acquisition goodwill of $75,687 was also expensed at year end in anticipation of the sale. Due to several amendments to the terms of the sale occurring in 1998, the Company expects to report a gain of $47,931 on the sale of the Indy Club in the first quarter of 1998, net of the tax effect of $8,735 and minority interest of $14,166.

    Total costs and expenses in 1997 decreased by $1,514,687 or 15% compared to 1996, which is primarily attributable to the additional 1996 expense recorded on the impairment of the Tucson Club assets written off during 1996, and the 1997 reduction in general and administrative expenses of $571,383. The Company's cost of products and services increased by $5,588 due to the increased costs associated with a substantial increase in the number of live concerts offered at each of the Company's Clubs during the first half of 1997, offset by a significant decrease in this expense category of $649,920 for the last half of the year. Depreciation expense decreased by $45,083 and amortization expense decreased by $124,602 as a result of the sale of the Tucson Club in May, 1997.
General and administrative expenses decreased by $571,383 or 12%, primarily due to termination of the excessive expenses associated with the Tucson Club and a concentrated effort on the part of management to control this expense category while still maintaining quality, appealing operations.

    In September 1997, the Company terminated its agreement with an underwriter in connection with the Public Offering. As a result, $374,653 in costs associated with the offering which were previously capitalized were charged to operations.

    InCahoots was the defendant in a proceeding in Kansas District Court. On September 23, 1997, the Court found in favor of the plaintiff and awarded compensatory damages in the amount of $771,000, plus costs, expenses and interest. InCahoots' insurer was granted a motion for summary judgment relieving it from responsibility for the damages.
During 1997, InCahoots reached tentative agreement with the plaintiff which would limit its exposure in the matter to $216,808, and a provision for that amount is provided for in the financial statements at December 31, 1997. Subsequently, on February 18, 1998, the agreement was finalized under the same terms.

    For the year ended 1997, the Company incurred a consolidated loss of $987,376 compared to a consolidated loss of $1,913,447 during 1996.
Although the Company's 1997 performance was a substantial improvement over the 1996 results, management believes that the losses sustained in 1997 are not indicative of the Company's future operating capabilities. Several major items which management believes were one-time occurrences substantially contributed to 1997's losses. These nonrecurring items include: (i) writeoffs of previously capitalized costs in connection with the terminated Public Offering in the amount of $374,653; (ii) settlement of the Wichita Club judgment in the amount of $216,808; and (iii) loss on the sale of the Indy Club in the amount of $325,959. Management believes the success of its newly implemented strategies (See discussion in Item 1. Description of Business) will be reflected in positive earnings for the first quarter of 1998 and thereafter.

Item 7.  Financial Statements and Supplementary Data

    The Company's audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    On January 30, 1997, the Company dismissed the auditing and accounting firm of Causey, Demgen & Moore, Inc., Denver, Colorado, who have acted as certifying accountants for the Company for the years ended December
31, 1993, 1994 and 1995, and engaged the auditing and accounting firm of Gross, Collins + Cress, P.C., Atlanta, Georgia, to act as certifying accountants for the years ended December 31, 1996 and 1997. The Company is not aware of any disagreements with the prior accountants, and the decision to change accountants was not based upon any question as to accounting treatment of any transaction or type of audit opinion that might be issued. Rather, the Company believed that the change in accounting firms would be beneficial to the Company's planned expansion over the next several years.


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

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    1. Financial statements: See index to consolidated financial statements immediately following the signature page of this report.

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



    Number                            Description

    3.1     Articles of Incorporation, dated December 20, 1989 (1)

    3.2     Amendment to Articles of Incorporation, dated November 30,
            1993 (1)

    3.3     Bylaws of Western Country Clubs, Inc. (1)

    4.0 Agreement to convert notes to Series A Preferred Stock dated January 1, 1998 between Troy H. Lowrie and Western Country Clubs, Inc. (12)

    4.1 Agreement to convert note to Series B Preferred Stock dated February 18, 1998 between Ceres, L.L.C. and Western Country Clubs, Inc. (12)

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

    10.18 Amended Limited Partnership Agreement of Western Country Club I, Ltd. (1)

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

    10.23 Guaranty, dated January 31, 1994, of Promissory Note to Expo Bowl, Inc. by Troy H. Lowrie (1)

    10.24 Promissory Note, dated January 31, 1994, from Western Country Club I, Ltd. to Dulaney National Bank (1)

    10.25 Articles of Incorporation of WCWW Acquisition Corporation, dated January 20, 1995 (4)

    10.26 Interim Permit, dated February 9, 1995, from the Arizona Department of Liquor Licenses and Control for the Wild Wild West nightclub (5)

    10.27 Stock Purchase Agreement, dated September 21, 1996, between and among Troy H. Lowrie, Western Country Clubs, Inc. and Red River Concepts, Inc. (7)

    10.28 Lease Agreement,, dated July 30, 1993, by and between Boots, Inc. and In Cahoots Limited Partnership (9)

    10.29 Agreement and Plan of Merger, dated December 16, 1996, by and between Western Country Clubs, Inc., Entertainment Wichita, Inc., and WCCI Acquisition Corp. (8)

    10.30 Contract of sale dated December 26, 1997, and note dated January 9, 1998, between Western Country Clubs, Inc. and Backstage Entertainment. (11)

    10.31 Contract of sale dated November 25, 1997, along with addendum numbers 1 through 3 thereto, and note dated February 19, 1998, between Western Country Clubs, Inc. and A Little Bit of Texas, Ltd. (11)

    10.32 Agreement and Covenant Not to Execute dated February 18, 1998, between InCahoots Limited Partnership, Western Country Clubs, Inc. and Jana Oelkers. (11)

    11      Calculation of Earnings Per Share

    21      Subsidiaries of the Registrant

    27      Financial Data Schedule
	_______________

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

(10) Incorporated by reference from Western's Current Report on Form 8-K, dated February 6, 1998, attached as Exhibits 10.0,
        10.1 and 10.2 thereto.

(b) During the last quarter of the period covered by this report, the Company filed Reports on Form 8-K as follows:

        1. Form 8-K dated October 10, 1997, reporting that a Kansas court issued a verdict against a partnership owned 80% by a registrant subsidiary under Item 5 - Other Events.

(11) 	Incorporated by reference from the like numbered exhibits filed with Western's Current Report on Form 8-K, dated February 6, 1998.

(b) During the last quarter of the period covered by this report, the Company filed no Reports on Form 8-K.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1998

                                    Western Country Clubs, Inc.


                                    By: /s/ James E. Blacketer

                                    James E. Blacketer, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                           Date

/s/ John Adams              Director                         March 31, 1998

/s/  James E. Blacketer     President, Principal
                            Executive Officer, Principal
                            Financial Officer and Director   March 31, 1998

/s/  Joe R. Love            Director                         March 31, 1998

                      WESTERN COUNTRY CLUBS, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1997 and 1996

                       WESTERN COUNTRY CLUBS, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS


                                 INDEX



Independent Auditors' Report                                    1


Consolidated Financial Statements

	Balance Sheets	                                        2-3

	Income		                                        4

	Stockholders' Equity	                                5

	Cash Flows	                                        6-7


Notes to Consolidated Financial Statements	                8-18

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

	Western Country Clubs, Inc.

        We have audited the accompanying consolidated balance sheets of Western Country Clubs, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Country Clubs, Inc. as of December 31, 1997 and 1996, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Gross, Collins + Cress, P.C.
Atlanta, Georgia
January 29, 1998
(except for Note 17, as to which
the date is February 19, 1998)

                      WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         1997        1996
                                                     -----------  -----------
                                 ASSETS
CURRENT ASSETS
  Cash                                               $    85,949  $   190,624
  Certificate of deposit, restricted (Note 3)               -         200,000
  Accounts receivable                                     40,713       44,736
  Current portion of notes and loans receivable
    (Note 4)                                             155,522      100,000
  Inventories                                             54,897       79,628
  Prepaid expenses                                        31,323       68,889
  Income taxes receivable                                   -           7,269
  Capitalized offering costs (Note 15)                      -         142,857
  Deferred income taxes (Note 11)                        309,677      244,287
                                                     -----------  -----------
    TOTAL CURRENT ASSETS                                 678,081    1,078,290
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                  298,286      298,286
  Building and building improvements                   1,361,335    1,361,335
  Leasehold improvements                               1,510,529    1,507,507
  Equipment                                              677,942      667,393
  Furniture and fixtures                                 333,330      333,330
                                                     -----------  -----------
                                                       4,181,422    4,167,851
  Less reserve for impairment                            250,272         -
  Less accumulated depreciation                        1,499,072    1,104,353
                                                     -----------  -----------
    PROPERTY AND EQUIPMENT, net                        2,432,078    3,063,498
                                                     -----------  -----------
OTHER ASSETS
  Notes and loans receivable - noncurrent                111,498         -
  Deferred income taxes (Note 11)                        107,733       89,334
  Goodwill, net of accumulated amortization of
    $48,229 in 1997 and $170,701 in 1996                  25,970      169,747
  Deposits and other                                      67,980      108,257
  Investment (Note 10)                                   114,800         -
                                                     -----------  -----------
    TOTAL OTHER ASSETS                                   427,981      367,338
                                                     -----------  -----------
    TOTAL ASSETS                                     $ 3,538,140  $ 4,509,126
                                                     ===========  ===========

        The accompanying notes are an integral part of these statements.

                         WESTERN COUNTRY CLUBS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        1997         1996
                                                     -----------  -----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   366,471  $   325,822
  Accrued expenses                                       529,950      390,167
  Notes payable (Note 8)                                    -         475,742
  Current portion of notes payable -
    related parties (Note 8)                             369,870      323,129
  Current portion of long-term debt (Note 8)             356,636       97,063
                                                     -----------  -----------
    TOTAL CURRENT LIABILITIES                          1,622,927    1,611,923

NOTES PAYABLE - related parties (Note 8)                 126,625       56,250

LONG-TERM DEBT (Note 8)                                  437,084      498,802
                                                     -----------  -----------
  TOTAL LIABILITIES                                    2,186,636    2,166,975
                                                     -----------  -----------
MINORITY INTERESTS (Note 1)                              147,645      265,716
                                                     -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 13, 14 and 17)

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, $.01 par value; 25,000,000
    shares authorized, 3,634,721 in 1997 and
    3,519,921 in 1996 shares issued and outstanding       36,347       35,199
  Additional paid-in capital                           4,314,739    4,201,087
  Retained deficit                                    (3,147,227)  (2,159,851)
                                                     -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY                         1,203,859    2,076,435
                                                     -----------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 3,538,140  $ 4,509,126
                                                     ===========  ===========

        The accompanying notes are an integral part of these statements.

                      WESTERN COUNTRY CLUBS, INC.

                   CONSOLIDATED STATEMENTS OF INCOME

                                                     Years Ended December 31,
                                                       1997           1996
                                                    -----------  -----------

REVENUES
  Beverage and food sales                           $ 4,456,887  $ 4,961,467
  Admission fees                                      2,110,665    2,312,992
  Other revenues                                        338,580      393,226
  Gain on sale of assets                                210,645         -
                                                    -----------  -----------
    TOTAL REVENUES                                    7,116,777    7,667,685
                                                    -----------  -----------
COSTS AND EXPENSES
  Cost of products and services                       2,493,806    2,488,218
  General and administrative expense                  4,261,093    4,832,476
  Depreciation                                          394,719      439,802
  Amortization                                           72,402      197,004
  Interest                                              158,821      135,630
  Impairment of long-lived assets (Note 7)              250,272    1,719,818
  Write off of acquisition goodwill (Note 7)             75,687         -
  Litigation loss (Notes 14 and 17)                     216,808         -
  Offering costs (Note 15)                              374,653         -
                                                    -----------  -----------
    TOTAL COSTS AND EXPENSES                          8,298,261    9,812,948
                                                    -----------  -----------

LOSS BEFORE INCOME TAXES, MINORITY INTERESTS,
  AND EXTRAORDINARY ITEM                             (1,181,484)  (2,145,263)

INCOME TAX BENEFIT (Note 11)                             83,789      202,473
                                                    -----------  -----------
  LOSS BEFORE MINORITY INTERESTS                     (1,097,695)  (1,942,790)

MINORITY INTERESTS IN NET (INCOME) LOSS OF
   CONSOLIDATED SUBSIDIARIES                            110,319      (36,386)
                                                    -----------  -----------
     NET LOSS BEFORE EXTRAORDINARY ITEM                (987,376)  (1,979,176)

GAIN ON EXTINGUISHMENT OF DEBT,
  net of income tax provision                              -          65,730
                                                    -----------  -----------
    NET LOSS                                        $  (987,376) $(1,913,446)
                                                    ===========  ===========
NET LOSS PER COMMON SHARE:

  Loss before extraordinary item                    $     (0.27) $     (0.65)
    Extraordinary item                                      -           0.02
                                                    -----------  -----------
  NET LOSS PER COMMON SHARE                         $     (0.27) $     (0.63)
                                                    ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            3,619,162    3,035,079
                                                    ===========  ===========

       The accompanying notes are an integral part of these statements.

                      WESTERN COUNTRY CLUBS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1997 and 1996

                          Common Stock     Additional   Retained    Total
                       ------------------   Paid-in     Earnings Stockholders'
                        Shares    Amount    Capital     (Deficit)   Equity
                       _________  _______  __________ ____________ __________

Balance at
December 31, 1995      2,944,721  $29,447  $3,782,738 $  (243,557) $3,568,628

Common stock issued
for cash in private
placement (Note 10)       95,200      952     237,048        -        238,000

Common stock issued
pursuant to stock
compensation plan
(Note 10)                 80,000      800     158,366        -        159,166

Common stock issued
in acquisition of
subsidiary (Note 6)      400,000    4,000      22,935      (2,848)     24,087

Net loss for the year
ended December 31,
1996                        -        -           -     (1,913,446) (1,913,446)
                       ---------  -------  ---------- ----------- -----------

Balance at December
31, 1996               3,519,921   35,199   4,201,087  (2,159,851)  2,076,435

Common stock issued
for investment (Note
10)                      114,800    1,148     113,652        -        114,800

Net loss for the year
ended December 31, 1997     -        -           -       (987,376)   (987,376)
                       ---------  -------  ---------- -----------  ----------

Balance at December
31, 1997               3,634,721  $36,347  $4,314,739 $(3,147,227) $1,203,859
                       =========  =======  ========== ===========  ==========


       The accompanying notes are an integral part of these statements.

                          WESTERN COUNTRY CLUBS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                       1997          1996
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (987,376)  $(1,913,446)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                    467,121       636,806
      Gain on extinguishment of debt                      -         (105,506)
      Write off of note receivable                      17,978       100,000
      Write off of acquisition goodwill                 75,687          -
      Loss from impairment of assets                   250,272     1,719,818
      Gain on sale of assets                          (210,645)         -
      Minority interests in earnings of subsidiaries  (110,319)       36,386
      Common stock issued for services                    -          159,166
      Deferred tax provisions                          (83,789)     (136,621)
      Changes in assets (increase) decrease
        (Increase) decrease in accounts receivable       4,023        (9,203)
        (Increase) decrease in inventories              24,733        17,239
        (Increase) decrease in prepaid expenses         37,566        27,852
        (Increase) decrease in refundable income
          taxes                                          7,269       152,851
        (Increase) decrease in capitalized
          offering costs                               142,857      (142,857)
        Increase (decrease) in deposits and
          other assets                                   8,290         8,383
      Changes in liabilities increase (decrease)
        Increase in accounts payable                    40,649       145,467
        Increase in accrued expenses                   220,899       130,668
                                                   -----------   -----------
	  NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                                 (94,785)      827,003
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted certificate of deposit                    200,000      (200,000)
  Sale of property and equipment                       100,000          -
  Notes and loans receivable                            (3,000)     (100,000)
  Repayments of notes receivable                        13,002          -
  Acquisition of property and equipment                (13,571)     (226,818)
  Acquisition of Entertainment Wichita, Inc.              -           (2,936)
                                                   -----------   -----------
          NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                                 296,431      (529,754)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                      -          238,000
  Partnership distributions to minority interests       (7,750)      (32,050)
  Borrowings under notes payable                       190,000       234,851
  Repayments of notes payable                         (605,687)     (347,545)
  Borrowings under notes payable, related parties      278,276       100,000
  Repayments of notes payable, related parties        (161,160)     (523,720)
                                                   -----------   -----------
          NET CASH PROVIDED (USED) BY FINANCING
	    ACTIVITIES                                (306,321)     (330,464)
                                                   -----------   -----------
Continued.........

        The accompanying notes are an integral part of these statements.

                          WESTERN COUNTRY CLUBS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                   Years Ended December 31,
                                                      1997          1996
                                                   -----------   -----------
NET DECREASE IN CASH                               $  (104,675)  $   (33,215)

CASH, BEGINNING OF YEAR                                190,624       223,839
                                                   -----------   -----------

CASH, END OF YEAR                                  $    85,949   $   190,624
                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                           $   179,174  $    141,225
                                                   ===========  ============

  Cash paid for income taxes                       $      -     $       -
                                                   ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

	During 1996, the Company issued 80,000 shares of its common stock in exchange for various services, including legal, consulting, and promotional, aggregating $159,166.

	During 1996, the Company exchanged 400,000 shares of its common stock for all the common stock of Entertainment Wichita, Inc. (Note 6).

	The Company acquired the following assets and liabilities in the transaction:

        	Working capital                        $   (2,936)
                Property and equipment, net               380,648
                Notes payable                            (310,099)
                Minority interest                         (43,526)
                                                       ----------
                  Net book value of acquisition        $   24,087
                                                       ==========

        On February 6, 1997, the Company exchanged 114,800 shares of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall-Arlington, Inc. (Note 10).

	The Company sold the Tucson club in May 1997 for $325,000. Assets and liabilities exchanged were as follows:

        	Working capital and other than cash    $  (56,722)
                Fixed assets, intangibles, and
                  other assets                            381,722
                                                       ----------
                  Net assets exchanged                    325,000
                Less note receivable                      225,000
                                                       ----------
                  Cash proceeds on sale of club        $  100,000
                                                       ==========

        The Company issued a note payable in May 1997 in the amount of $93,407 for unpaid rent expenses of the Tucson club. In September, upon finalization of the agreement to sell the Tucson Club, this note was reissued in the amount of $133,000, and a second note was issued in the amount of $4,800. The note receivable was reduced to $195,000.



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

        Western Country Club 1, Ltd. ("Indy") is a limited partnership formed on January 19, 1993. Western 1, Ltd. owns and operates a nightclub in Indianapolis, Indiana. The operations of the nightclub began on April 14, 1993. The Company has an 80% profit interest in the partnership.

        WCWW Acquisition Corporation ("WCWW") is a wholly owned subsidiary formed in January 1995 to hold the interim and final liquor licenses for the Company's nightclub in Tucson, Arizona.

	The St. Louis division of the Company was acquired on October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

	Entertainment Wichita, Inc. ("EWI"), a wholly owned subsidiary, owns an 80% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas (Notes 6 and 14).

	In addition to these subsidiaries and divisions, the Company holds a 50% interest in a nightclub in Atlanta, Georgia (Notes 17).

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

        Intangibles - Organization costs, liquor license costs, and goodwill are amortized over five years. Certain costs incurred before a nightclub is opened are capitalized as pre-opening expenses and amortized over a 12-month period commencing the first full month the nightclub begins operation. The covenant not to compete is amortized over 15 years, the period covered by the amended agreement.

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

	Restricted cash is composed of a certificate of deposit for $200,000. This money is used to secure an outstanding loan with a bank in the amount of $200,000 (Note 8). The loan was paid in 1997.

(4)	Notes and loans receivable

        As partial payment for the sale of its Tucson club, the Company received an 8% note receivable payable $7,500 per month. All unpaid principal and accrued interest is due April 14, 1999. At December 31, 1997, $77,522 of the note is included in current notes and loans receivable and $111,498 in noncurrent. The remaining $78,000 of the current notes and loans receivable balance is made up of two notes that are due on demand.

(5)	Fair value of financial instruments

	The carrying amounts of cash, short-term notes receivable, commercial paper and notes payable approximate fair value because of the short-term maturity of these instruments.

	The fair value of long-term debt, including current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

(6)	Acquisition

        EWI is the general partner of In Cahoots. Through September 30, 1996, EWI owned a 1% interest in the profits and losses of In Cahoots. On October 1, 1996, limited partners of In Cahoots owning an aggregate 79% limited partnership interest exchanged these partnership interests for an aggregate of 36,800 shares of common stock of EWI and the assumption of $150,000 of debt related to a previous acquisition of limited partnership interest by another party.

        On December 16, 1996, the Company and EWI entered into an agreement and plan of merger whereby EWI would become a 100% subsidiary of the Company. On December 16, 1996, the Company issued 400,000 shares of its common stock and assumed $150,000 of notes owed to former limited partners of In Cahoots in exchange for all of the outstanding common shares of EWI.

        The exchange of partnership interests of In Cahoots for shares of common stock of EWI and the merger of the Company with EWI have been treated as transactions between entities under common control and, therefore, the consolidated assets and liabilities of EWI are recorded at historical cost. The operations of EWI and In Cahoots are included in the consolidated statements of income beginning October 1, 1996, the first date that common control existed between them and the Company.

                         WESTERN COUNTRY CLUBS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)	Acquisition (continued)

        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                             December 31, 1996
                                             -----------------

                     Net sales                  $ 9,118,206

                     Net loss                   $(1,880,916)

                     Net loss per common share  $	 (1)

(7)	Impairment of long-lived assets

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

        On December 13, 1997, the Company closed its Indianapolis club in anticipation of its pending sale. A reserve of $250,272 was recorded for impairment of the long-lived assets including land and improvements, building and building improvements, furniture and fixtures, and equipment. The amount of the impairment loss was determined after giving consideration to estimated sales proceeds for the club (Note 16). In addition, the Company wrote off $75,687 of goodwill, net of accumulated amortization, related to the acquisition of the Indianapolis Club.

                         WESTERN COUNTRY CLUBS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)	Notes payable

	Short-term notes payable consist of the following:

                                                            1997       1996
                                                          --------   --------
        Note payable, due in monthly installments
        of interest only through February 19, 1997,
        at which time a final payment of unpaid
        principal is due.  Interest is computed at
        6.36%.  Collateralized by an interest in
        certain cash accounts of the Company and of
        the Company's former president.                   $   -      $275,742

        Note payable, due on January 31, 1997.  Secured
        by a certificate of deposit (Note 3).                 -       200,000
                                                          --------   --------
          Total short-term notes                          $   -      $475,742
                                                          ========   ========

        Notes payable - related parties consist of the following:

                                                            1997       1996
                                                          --------   --------
        Note payable - major stockholder and former
        officer, payable in graduated monthly
        installments, including interest of 10%
        annually (Note 17).                               $278,276   $   -

        Note payable - major stockholder and former
        officer, bearing interest at 12% annually.
        The note is due on demand (Notes 9 and 17).        100,000    100,000

        Notes payable - affiliates of a limited partner,
        payable on demand, including interest at 10%.
        Secured by the personal guarantee of the Company's
        president (Note 9).                                   -        50,000

        Note payable - former limited partners, payable
        on demand, including interest at 10%, unsecured
        (Note 9).                                             -        10,000

        Note payable - former limited partner, payable
        in monthly installments of $6,250 plus interest
        at prime plus 1%.  Secured by the ownership
        interest of a stockholder and the guarantee
        of a financial corporation.  Prime was 8.5% at
        December 31, 1997 (Note 9).                        118,219    139,223

        Note payable - affiliate of a limited partner,
        due in monthly installments of $8,069, including
        interest at 18% through November 1997.  Secured
        by equipment, inventories, receivables, furniture
        and fixtures (Note 9).                                -        80,156
                                                          --------   --------
          Total notes payable - related parties            496,495    379,379
            Less current portion                           369,870    323,129
                                                          --------   --------
          Noncurrent portion                              $126,625   $ 56,250
                                                          ========   ========

                         WESTERN COUNTRY CLUBS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)	Notes payable (continued)

	Maturities of notes payable - related parties are as follows:

        Years ending December 31,                     Amount
        ------------------------                     --------
          1998                                       $369,870
          1999                                        126,625
                                                     --------
            Total                                    $496,495
                                                     ========

        Long-term debt consists of the following at December 31, 1997 and 1996:
                                                            1997       1996
                                                          --------   --------
        Note payable - bearing interest at 12%
        annually.  The note is due on demand and
        secured by mortgage of Indy (Note 17).            $160,000   $   -

        Note payable - due in monthly installments
        of $7,500, bearing interest of 10% annually.       120,538       -

        Note payable - due in monthly installments of
        $8,437, including interest at 3% above prime
        through February 2004.  Secured by first
        mortgage on real estate (Note 17).                 445,662    486,982

        Note payable - due in monthly installments of
        $3,187, including interest at 10% through
        January 1999.  Secured by second mortgage
        on real estate and the personal guarantee
        of the Company's former president (Note 17).        44,764     74,203

        Capitalized lease - due in monthly installments
        of $256, including interest at 20.5% through
        November 1998.  Secured by equipment.                2,756      4,834

        Note payable - noninterest-bearing, due in
        monthly installments of $1,000, through July
        1999.  Secured by equipment.                        20,000     29,846
                                                          --------   --------
          Total long-term debt                             793,720    595,865
            Less current portion                           356,636     97,063
                                                          --------   --------
          Noncurrent portion                              $437,084   $498,802
                                                          ========   ========

	Maturities of long-term debt are as follows:

        Years ending December 31,                     Amount
        ------------------------                     --------
          1998                                       $356,636
          1999                                        113,170
          2000                                         67,220
          2001                                         75,371
          2002                                         84,510
          Thereafter                                   96,813
                                                     --------
            Total                                    $793,720
                                                     ========

                         WESTERN COUNTRY CLUBS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)	Related party transactions

        During the year ended December 31, 1996, the Company utilized a service organization whose president is a stockholder of the Company. The service organization was responsible for the management of the daily operations of the Company through September 1996. The total amount paid to the organization during 1996 was $59,936. Of this amount, $91,604 represented reimbursement of Company expenses incurred.

        In August 1995, International Entertainment Consultants, Inc. ("IEC") loaned the Company $300,000 at 12% annual interest payable monthly, to complete the renovation of the Tucson club into the "A Little Bit of Texas" format. IEC is owned by a relative of the Company's former president. The loan was due December 28, 1995, and was extended until January 28, 1996 after the payment of $100,000 in principal by the Company. During October 1995, the Company borrowed an additional $193,000 from IEC to make the required payment under the covenant not to compete. The note bears interest at 12% annually, was due December 28, 1995, and was extended until January 28, 1996. During January 1996, $262,000 in principal had been repaid and the remaining balance was repaid on April 28, 1996. In addition, the Company paid IEC $38,540 for the year ended December 31, 1996 for payroll and support services, including insurance and office expenses.

	On October 10, 1996, the former president loaned the Company an additional $100,000 which is due on demand and bears interest at 12% annually (Note 8).

        On July 3, 1993, In Cahoots signed a ten-year lease. The lessor is a 20% limited partner of In Cahoots. Rent expense under this lease for the year ended December 31, 1997, and the three months ended December 31, 1996 amounted to $150,000 and $39,511, respectively (Note 15).

	During 1994, In Cahoots borrowed $150,000 from four limited partners, $90,000 of which was repaid in 1994. The remaining balance consisted of two notes which were paid in 1997.

	On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $118,219 at December 31, 1997 is due to a former limited partner of the Company (Notes 6 and 8).

(10)	Stockholders' equity

        Stock options - On December 16, 1993 the Company granted an option to purchase 250,000 shares of the Company's $.01 par value common stock at $2.50 per share to an employee of the Company. The option expires on December 1, 1998. During 1995, 20,000 options were exercised resulting in proceeds to the Company of $50,000.

        The underwriter was issued warrants as compensation to purchase 40,000 shares of common stock. The warrants are exercisable at $6.30 per share commencing April 25, 1995 until April 25, 1999. The Company has granted the holders of the warrants certain customary registration rights. As of December 31, 1997, none of these warrants have been exercised.

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

        Stock compensation plan - In 1996, the Company established a stock option compensation plan for employees and consultants. The aggregate number of common shares as to which options and awards may be granted shall not exceed 250,000, and the options and awards must be granted within five years. At the time of grant, the Company will determine the exercise price and the vesting period which shall not exceed five years.

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

        Effective April 18, 1997, subject to stockholder approval, the Board of Directors adopted the Omnibus Equity Compensation Plan ("Omnibus Plan"). The Plan incorporates and makes part of it all existing stock option plans and agreements. On December 12, 1997, the Board amended the Omnibus Plan to increase the number of shares which may be granted under the Plan from 5% to 15% of the total common shares outstanding at time of grant. On the same date, the Board approved the grant of options totaling 445,000 to officers, directors and employees. All stock options granted are for a five-year term at a $.75 exercise price. The Board also affirmed that the 50,000 options previously issued in 1997 under the 1996 Plan are subject to the same terms as those granted on December 12, 1997.

(11)	Income taxes

        As of December 31, 1997 and 1996, the Company's deferred tax assets are as follows:

                                                          1997        1996
                                                       ----------  ----------
        Tax over book basis of fixed and
          intangible assets                            $  280,736  $  215,349
        Impairment of long-lived assets                    92,601     684,029
        Leases with scheduled rent increases               42,787      52,921
        Net operating loss carryforwards                  835,704      49,566
        Charitable contribution carryforwards               1,656        -
                                                       ----------  ----------
                                                        1,253,484   1,001,865

        Valuation allowance                              (836,074)   (668,244)
                                                       ----------  ----------
          Net deferred tax asset                          417,410     333,621
        Current asset                                    (309,677)   (244,287)
                                                       ----------  ----------
          Long-term asset                              $  107,733  $   89,334
                                                       ==========  ==========

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)	Income taxes (continued)

        Realization of the deferred tax asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and loss from impairment of long-lived assets can be offset. Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the net operating loss carryforward and impairment of long-lived assets and has therefore reduced the deferred tax asset by a valuation allowance.

	Deferred income taxes resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes are as follows:

                                                          1997       1996
                                                        ---------  ---------

        Differences between book and tax
          Compensation element of stock options         $    -     $  (4,700)
          Differences between book and tax depreciation    65,387     58,649
          Impairment of long-lived assets                (591,428)   684,029
          Leases with scheduled rent increases            (10,134)    17,321
          Net operating loss carryforwards                786,138     49,566
          Charitable contribution carryforwards             1,656       -
                                                        ---------  ---------
                                                          251,619    804,865
          Change in valuation allowance                  (167,830)  (668,244)
                                                        ---------  ---------
            Net deferred tax benefit                    $  83,789  $ 136,621
                                                        =========  =========

        Components of the provision for income taxes attributable to continuing operations are as follows:

                                                           1997      1996
                                                        ---------  ---------
        Current income tax benefit                      $    -     $  65,852
        Deferred income tax benefit                        83,789    136,621
                                                        ---------  ---------
                                                        $  83,789  $ 202,473
                                                        =========  =========

        The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended December 31, 1997 and 1996:

                                                           1997      1996
                                                        ---------  ---------
        United States statutory rate                      (34.0)%    (34.0)%
        State income taxes, net of federal
          income tax benefit (cost)                        (3.0)%     (3.0)%
        Increase in valuation allowance                    14.2%      31.1%
        Other                                              15.7%      (2.8)%
                                                         -------     -------
          Total                                            (7.1)%     (8.7)%
                                                         ========    =======

	At December 31, 1997, the Company has a net operating loss carryforward of approximately $2,256,468 which expires in 2012.

(12)	Gain on extinguishment of debt

        During September 1996, the Company settled its outstanding debt agreement arising from the Tucson covenant not to compete for $300,000 in cash. The difference between the amount paid and the basis of the debt on the books has been recorded as an extraordinary gain of $65,730, net of the related income tax effect of $39,776.

                          WESTERN COUNTRY CLUBS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)	Lease commitments

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

        Rent expense for the years ended December 31, 1997 and 1996 amounted to $614,522 and $740,613, respectively. Rent expense for 1997 is net of $8,072 for rental income received.

        The minimum annual commitments under the real estate leases are as follows:

          Years ending December 31,                             Amount
          ------------------------                            ----------

            1998                                              $  461,745
            1999                                                 513,432
            2000                                                 513,127
            2001                                                 491,142
            2002                                                 470,232
            Thereafter                                           631,889
                                                              ----------
              Total                                           $3,081,567
                                                              ==========

(14)	Litigation

	InCahoots was the defendant in a proceeding in Kansas District Court. On September 23,1997, the Court found in favor of the plaintiff and awarded compensatory damages in the amount of $771,000 plus costs, expenses and interest. The Partnership's insurer was granted a motion for summary judgment relieving it from responsibility for the damages. The Partnership is negotiating a settlement with the plaintiff to limit its exposure in the matter. A tentative agreement has been reached, and the amount of loss is estimated to be $216,808. Accordingly, a provision for this expense has been provided for in the financial statements (Note 17).

        The Company is involved in various other claims and legal proceedings of a nature considered normal to its business, principally personal injury claims resulting from incidents occurring on the premises of the Company's nightclubs. While it is not feasible to predict or determine the financial outcome of these proceedings, management does not believe that they will result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

                         WESTERN COUNTRY CLUBS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)	Offering costs

	In September 1997, the Company terminated its agreement with an underwriter to offer preferred stock to the public due to nonperformance by the underwriter. The Company's costs associated with the offering of $374,653 have been charged to operations.

(16)	Reclassifications

	Certain amounts on the 1996 financial statements have been reclassified in order to be consistent with the 1997 presentation.

(17)	Subsequent events

	On January 1, 1998, two notes payable from a major stockholder totaling $378,275 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock (Note 8).

        Effective January 9, 1998, the Company sold its interest in a limited partnership for $10,000 in cash and a $210,000 note. Due to extensive losses of the partnership, the investment in the partnership had been reduced to zero in 1995. The sale resulted in a gain of $192,869, net of the tax effect of $27,131.

        On February 6, 1998, the Company sold its Indianapolis club to a major stockholder of the Company for a $600,000 note and the assumption of $490,426 of long-term debt and $60,078 of accrued interest and taxes, less $13,000 to be refunded to the buyer. The sale resulted in a gain of $47,931, net of the tax effect of $8,735 and minority interest of $14,166 (Notes 7 and 8).

	On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock (Note 8).

	On February 19, 1998, the Company settled a lawsuit for $92,808 in cash, a payment agreement totaling $74,000, and 100,000 shares of the Company's stock valued at $50,000. Cash of $34,308 was paid in 1997 and the remainder of the loss was fully accrued at December 31, 1997 (Note 14).

Exhibit 11


                      WESTERN COUNTRY CLUBS, INC.

                   CALCULATION OF EARNINGS PER SHARE

                           DECEMBER 31, 1997


                                                                   Weighted
                                             Shares       Days      Average
                                    Date   Outstanding Outstanding   Shares
                                  -------- ----------- ----------- ---------
BASIC EARNINGS (LOSS) PER SHARE:
  Common shares outstanding at
    December 31, 1996             12/31/96   3,519,921     365     3,519,921

  Common stock issued for stock
    of Cowboys, Inc.              02/06/97     114,800     329       103,477
                                            ----------             ---------

  Shares outstanding at
    December 31, 1997                        3,634,721             3,623,398

      Net earnings (loss)                                          $(987,376)
                                                                   =========

      Basic earnings (loss) per share                                $(0.27)
                                                                     ======

PRIMARY EARNINGS (LOSS) PER SHARE:
  INCLUSION OF THESE SECURITIES WOULD BE ANTIDULITIVE.

FULLY DILUTED EARNINGS (LOSS) PER SHARE:
  THERE ARE NO SECURITIES IN THE COMPUTATION OF FULLY DILUTED EARNINGS PER
  SHARE.

Exhibit 21

                          WESTERN COUNTRY CLUBS, INC.

                         SUBSIDIARIES OF THE REGISTRANT

                               DECEMBER 31, 1997


        1.      Western Country Club 1, Ltd.            80% Owned

        2.      WCWW Acquisition Corporation            100% Owned

        3.      Entertainment Wichita, Inc.             100% Owned

        4.      InCahoots, Ltd.                         80% Owned

        5.      Cowboys Concert Hall/Atlanta, Ltd.      50% Owned

        6.      Western Newco, Inc.                     100% Owned