Form 10QSB
period 1998-03-31
WESTERN COUNTRY CLUBS INC
filed 1998-05-20
CIK 916298

FORM 10QSB
		U.S. SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC 20549



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

	   For the Quarterly Period Ended March 31, 1998


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

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of Common Stock, $.01 par value,
outstanding as of March 31, 1998:                      3,734,721

Traditional Small Business Disclosure Format: Yes  [X]  No [  ]

		      WESTERN COUNTRY CLUBS, INC.




				 INDEX



PART I. FINANCIAL INFORMATION

  Item 1  Financial Statements

	  Consolidated Condensed Balance Sheet - March 31, 1998

	  Consolidated Condensed Statements of Income -
	  For the Three Months Ended March 31, 1998 and 1997

	  Consolidated Condensed Statements of Stockholders' Equity - For the Three Months Ended March 31, 1998 and 1997

	  Consolidated Condensed Statements of Cash Flows -
	  For the Three Months Ended March 31, 1998 and 1997

	  Notes to Consolidated Condensed Financial Statements

  Item 2  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K

		      WESTERN COUNTRY CLUBS, INC.

		  CONSOLIDATED CONDENSED BALANCE SHEET
			      (UNAUDITED)

			     March 31, 1998

				 ASSETS

CURRENT ASSETS
  Cash                                                          $  171,684
  Accounts receivable                                               48,069
  Notes and loans receivable                                     1,072,449
  Inventories                                                       50,208
  Prepaid expenses                                                  44,693
  Deferred income taxes                                            232,484
								----------
    TOTAL CURRENT ASSETS                                         1,619,587
								----------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                             73,297
  Leasehold improvements                                         1,510,529
  Equipment                                                        387,161
  Furniture and fixtures                                           277,549
								----------
								 2,248,536

  Less accumulated depreciation                                    938,684
								----------
    NET PROPERTY AND EQUIPMENT                                   1,309,852
								----------
OTHER ASSETS
  Deferred income taxes                                            135,256
  Goodwill, net of amortization                                     22,260
  Deposits and other                                                63,816
  Investment                                                       114,800
								----------
    TOTAL OTHER ASSETS                                             336,132
								----------

      TOTAL ASSETS                                              $3,265,571
								==========
 See accompanying notes to consolidated condensed financial statements.

		      WESTERN COUNTRY CLUBS, INC.

		  CONSOLIDATED CONDENSED BALANCE SHEET
			      (UNAUDITED)

			     March 31, 1998

		  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $  300,478
  Accrued expenses                                                 295,894
  Current portion of notes payable - related parties               100,836
  Current portion of long-term debt                                104,725
								----------
    TOTAL CURRENT LIABILITIES                                      801,933

NOTES PAYABLE - RELATED PARTIES,
  less current portion                                             143,364

LONG-TERM DEBT, less current portion                                25,290
								----------
    TOTAL LIABILITIES                                              970,587

MINORITY INTERESTS                                                 168,709
								----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 3,734,721 shares issued and outstanding             37,347
  Preferred stock (Note 2)                                         560,000
  Additional paid-in capital                                     4,363,739
  Retained earnings (deficit)                                   (2,834,811)
								----------
    TOTAL STOCKHOLDERS' EQUITY                                   2,126,275
								----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,265,571
								==========


 See accompanying consolidated condensed notes to financial statements.

		      WESTERN COUNTRY CLUBS, INC.

	      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
			      (UNAUDITED)

	   For the Three Months Ended March 31, 1998 and 1997

							1998        1997
						     ----------  ----------
REVENUES
  Beverage and food sales                            $  828,182  $1,476,812
  Admission fees                                        341,490     537,984
  Other revenue                                          92,378      90,089
  Sale of partnership interest (Note 3)                 220,000        -
  Sale of fixed assets (Note 3)                          64,861        -
						     ----------  ----------
    TOTAL REVENUES                                    1,546,911   2,104,885
						     ----------  ----------
COSTS AND EXPENSES
  Cost of products and services                         284,609     773,167
  Depreciation and amortization                          67,448     116,475
  Interest                                               13,019      29,651
  General and administrative expenses                   782,312   1,254,452
						     ----------  ----------
      TOTAL COSTS AND EXPENSES                        1,147,388   2,173,745
						     ----------  ----------
INCOME (LOSS) BEFORE TAXES AND
  MINORITY INTERESTS                                    399,523     (68,860)

PROVISION FOR INCOME TAXES                               49,670       -
						     ----------  ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS                 349,853     (68,860)

MINORITY INTERESTS IN NET (INCOME) LOSS
  OF CONSOLIDATED SUBSIDIARIES                          (24,813)     13,184
						     ----------  ----------
NET INCOME (LOSS)                                    $  325,040  $  (82,044)
						     ==========  ==========
BASIC EARNINGS (LOSS) PER SHARE                      $    0.085  $   (0.023)
						     ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                   3,680,277   3,587,525
						     ==========  ==========
DILUTED EARNINGS PER SHARE                           $    0.077  $     *
						     ==========  ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           4,197,239        *
						     ==========  ==========
       *Antidilutive

    See accompanying notes to consolidated condensed financial statements.

			 WESTERN COUNTRY CLUBS, INC.

	  CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
				 (UNAUDITED)

	      For the Three Months Ended March 31, 1998 and 1997

					     Additional Retained    Total
		    Common Stock  Preferred  Paid-in   Earnings  Stockholders'
		  Shares   Amount   Stock    Capital   (Deficit)    Equity
		--------- ------- --------- ---------- -----------  ------------
Balance,
 December 31,
 1996           3,519,921 $35,199 $   -     $4,201,087 $(2,159,851) $2,076,435

Common stock
 issued for
 investment       114,800   1,148     -        113,652        -        114,800

Net loss for
 the three
 months ended
 March 31,
 1997                -        -        -          -        (82,044)    (82,044)
		--------- ------- --------  ---------- -----------   ----------
Balance,
 March 31,
 1997           3,634,721 $36,347 $    -    $4,314,739 $(2,241,895) $2,109,191
		========= ======= ========  ========== ===========  ==========

Balance,
 December 31,
 1997           3,634,721 $36,347 $   -     $4,314,739 $(3,147,227) $1,203,859

Preferred
stock (Note 2)       -       -     560,000        -           -        560,000

Common stock
 issued for
 investment
 (Note 4)         100,000   1,000     -         49,000        -         50,000

Preferred
stock dividends      -       -        -           -        (12,624)    (12,624)

Net income for
  the three months
  ended March 31,
  1998               -       -        -           -        325,040     325,040
		--------- ------- --------- ---------- -----------  ----------
Balance,
  March 31,
  1998          3,734,721 $37,347 $560,000  $4,363,739 $(2,834,811) $2,126,275
		========= ======= ========  ========== ===========  ==========

     See accompanying notes to consolidated condensed financial statements.

			  WESTERN COUNTRY CLUBS, INC.

		CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				  (UNAUDITED)

	       For the Three Months Ended March 31, 1998 and 1997


						       1998         1997
						    -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $   325,040  $   (82,044)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating
    activities
      Depreciation and amortization                      67,068      116,475
      Minority interests in earnings of subsidiaries     24,813       13,184
      Gain on sale of partnership interest             (220,000)        -
      Gain on sale of fixed assets                      (64,861)        -
      Deferred tax provision                             49,670         -
      Changes in assets and liabilities
	Increase in accounts receivable                  (7,356)     (10,345)
	Decrease in inventories                           4,689       15,057
	Increase in prepaid expenses                    (27,606)     (27,377)
	Decrease (increase) in refundable income taxes     -           3,088
	Increase in capitalized offering costs             -         (66,134)
	Decrease in accounts payable                    (65,993)     (77,812)
	Increase in accrued expenses                     36,060       18,691
						    -----------  -----------
	   NET CASH PROVIDED (USED) BY OPERATING
	     ACTIVITIES                                 121,524      (97,217)
						    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Notes receivable                                       (5,786)        -
  Receipts on notes receivable                           38,820         -
  Loans to related parties                              (28,465)        -
  Sale of certificate of deposit                           -         200,000
  Acquisition of property and equipment                  (1,349)     (12,351)
  (Increase) decrease in deposits and other assets       10,162      (16,318)
						    -----------  -----------

    NET CASH PROVIDED BY INVESTING ACTIVITIES            13,382      171,331
						    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable,
    related parties                                      75,000      140,000
  Preferred stock dividends paid                        (12,624)        -
  Partnership distributions to minority interests        (3,750)      (2,500)
  Payments on notes payable                                -        (200,000)
  Payments on notes payable, related parties            (81,519)     (27,714)
  Payments on long-term debt                            (26,278)     (20,372)
						    -----------  -----------
    NET CASH USED BY FINANCING ACTIVITIES               (49,171)    (110,586)
						    -----------  -----------

NET INCREASE (DECREASE) IN CASH (Note 5)                 85,735      (36,472)
						    -----------  -----------
CASH AT BEGINNING OF PERIOD                              85,949      190,624
						    -----------  -----------
CASH AT END OF PERIOD                               $   171,684  $   154,152
						    ===========  ===========

     See accompanying notes to consolidated condensed financial statements.

			  WESTERN COUNTRY CLUBS, INC.

	      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				  (UNAUDITED)

Note 1

	In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the quarters ended March 31, 1998 and March 31, 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the quarters ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2

	On January 1, 1998, two notes payable to a major stockholder totaling $378,275 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock.

	On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock.

Note 3

	Effective January 9, 1998, the Company sold its interest in a limited
partnership for $10,000 in cash and a $210,000 note.   Due to extensive
losses of the partnership, the investment in the partnership had been reduced to zero in 1995. The sale resulted in a gain of $192,869, net of the tax effect of $27,131.

	On February 6, 1998, the Company sold its Indianapolis club to a major stockholder of the Company for a $600,000 note and the assumption of $490,426 of long-term debt and $56,341 of accrued interest and taxes, less $13,000 to be refunded to the buyer. The sale resulted in a gain of $43,890, net of the tax effect of $7,999 and minority interests of $12,972.

Note 4

	On February 19, 1998, the Company settled a lawsuit for $92,808 in cash, a payment agreement totaling $74,000 and 100,000 shares of the Company's stock valued at $50,000. Cash of $34,308 was paid in 1997 and the remainder of the loss was fully accrued at December 31, 1997.

Note 5

	The transactions described in Notes 2, 3 and 4 were treated as noncash transactions for cash flow statement purposes.

	The amount of interest paid during the three months ended March 31, 1998 and 1997 was $39,758 and $46,630, respectively.

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

	In June 1995, the Company participated as a 50% limited partner in a partnership formed to acquire a nightclub in Atlanta, Georgia (the "Atlanta Club"). The Company contributed $500 in partnership capital and loaned an additional $638,832 to the partnership. Due to continuing losses, the Company wrote off its interest in the Atlanta Club effective December 31, 1995. On January 9, 1998, the Company sold its interest in the Atlanta
Club for $220,000.

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

	On February 6, 1998, the Company sold all of the assets of the Indy Club to A Little Bit of Texas, Ltd. ("Texas"), a company controlled by Mr. Lowrie, for $1.15 million.

	In February 1998, the Company signed a letter of intent to acquire certain assets, including two Mexican restaurants, from Berryhill Hot Tamales, L.L.C., for shares of the Company's common stock, newly issued preferred stock, and assumption of certain debt. The parties anticipated entering into a formal contract and closing on or before May 1, 1998. However, the parties were unable to reach agreements on all relevant matters and were unable to conclude the transaction. The letter of intent expired on May 1, 1998, and no further discussions have been had and none are anticipated.

	The Company is continuing to seek opportunities for expansion of its concept, as well as seeking potential vehicles for development of a restaurant concept. The Company intends to explore other club and restaurant opportunities in the future, for either acquisitions or development of a concept. There is no assurance, however, that the Company will be able to find suitable clubs or restaurants through which to expand. Management believes, however, that such opportunities exist and that the Company will be able to obtain a viable restaurant concept through which to expand. Management also believes that the Company will be able to locate suitable clubs for acquisition and suitable locations for expansion of its club business.



Liquidity and Capital Resources

	Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During the first quarter 1998, the Company acquired $75,000 of additional funds through borrowings to enhance its working capital. Uses of cash included repayment of notes payable of $107,797 ($81,519 to related parties on notes outstanding, and $26,278 on the Company's long-term debt), $12,624 in dividend payments on the Company's preferred stock, and $3,750 in partnership distributions to minority interests.

	During the first quarter of 1998, two note holders converted their notes amounting to $560,000 due from the Company into new issues of preferred stock. Mr. Lowrie received 40,000 shares of Series A 10% Cumulative Convertible Preferred Stock in exchange for the Company's note and accrued interest of $400,000 owing at December 31, 1997. Ceres, L.L.C., an Oklahoma limited liability company, exchanged its $160,000 note for 16,000 shares of Series B 12% Cumulative Convertible Preferred Stock. Subsequently, both issues of preferred stock were amended to eliminate the redemption feature initially provided for by the terms of said preferred stock.

	As of March 31, 1998, the Company had cash of $171,684, which was generated from operating activities, financing activities and equity participation. This amount represented a 100% increase from cash at the end of 1997, due primarily to $121,524 from operations compared to a negative cash flow from operations for the same quarter in 1997 of $97,217. This increase of $218,741 in cash flow from operations is primarily due to income from operations of $325,040 compared to a loss from operations during the first quarter of 1997 of $28,044, as well as a reduction in depreciation expenses due to the closing of two stores during 1997.

	At March 31, 1998, the Company's working capital position (current assets minus current liabilities) was $817,654, compared with a negative $833,348 at the end of 1997, and a negative $817,654 at March 31, 1997. This increase in working capital position is primarily due to the conversion of two notes totaling $560,000 owed by the Company into preferred stock, an increase in notes receivable of $916,927 due to the sale of the Indianapolis club and the sale of the Atlanta partnership interest for cash and notes. Management believes the positive working capital position is a strong indicator that the Company is making progress operationally and is indicative that the Company has cleaned up some of its previously existing problems.

	Property and equipment primarily consists of assets required to open and operate the St. Louis and Wichita Clubs. Leasehold improvements total $1,510,529; equipment, furniture and fixtures are $664,710; and land and improvements total $73,297.

	The deferred income tax asset of $367,740 at March 31, 1998, is down from the 1997 year-end amount of $417,410 because of the income tax expense attributed to the Company's net income for the first quarter 1998. While future realization of this asset is dependent upon the generation of sufficient future taxable income liability against which the tax loss carryforward can be offset, the Company's strong, profitable results from operations in the first quarter of 1998 increase the likelihood that this asset will be fully realized. The amount of the deferred income tax asset at March 31, 1998 is net of $520,232 reserved as a deferred income tax valuation allowance, due to the uncertainty of the Company being able to realize the benefit from such losses in future periods. However, management expects to receive the benefit from the amount reserved in future periods.

	The Company's total liabilities decreased by $1,216,049 during the first quarter of 1998 to $970,587 at quarter end. The decrease resulted from the conversion of $560,000 in notes to preferred stock, reduction of $234,056 in accrued expenses, reduction of accounts payable of $65,993 and reduction in other notes payable of $356,000. Long-term debt decreased by $411,794 during the quarter due to the sale of the Indianapolis unit.

	Based upon the results of the first quarter of 1998, the Company's management is comfortable that the existing operations can adequately support the Company's debt and provide some financial support for future endeavors.

Results of Operations - Quarter Ended March 31, 1998, Compared to the Quarter Ended March 31, 1997

	For the period ended March 31, 1998, total revenues of the Company decreased by $557,974 or 26.5% compared to the first quarter of 1997. This decline in revenues was primarily due to the closing of the Tucson and Indianapolis stores, both of which were open during the first quarter of 1997. Other operating items of income were likewise reduced as a result of the two closed units, including beverage and food sales, off by $648,630 and admission fees, off by $196,494.

	Total costs and expenses for the quarter were also substantially less as a result of the two closing, reduced by $1,026,357 or 47% from the same period a year ago. Cost of products and services were reduced by $488,558 to $284,609 compared to $773,167 during the first quarter of 1997.
Depreciation and amortization were off by $49,027, interest expenses was reduced by $16,632 to $13,019 for the quarter, and general and administrative expenses dropped by $472,140 to $782,312. Virtually all of these reductions in expenses was a direct result of the closings of the Tucson and Indianapolis units.

	The Company operated two clubs during the first quarter of 1998: the St. Louis Club and the Wichita Club. The St. Louis Club had sales of $775,960 for the quarter compared to sales of $721,867 for the same period a year ago, or an increase of 6.9%. Management believes this increase is due to the policies and procedures that management has installed in the clubs since the change of control of the Company at the end of 1996, as well as more effective marketing strategies and stabilization of the in-club management and other personnel.

	The Wichita Club had revenues during the quarter of $458,357 compared to $526,694 for the same period in 1997, or a decrease of 12.9%. Management believes this decline is due to the need for remodeling at the Wichita
Club, as well as reflecting a reduced amount of marketing during the quarter as the Club used its available cash flow to settle the Jana Oelkers lawsuit and judgment. However, the two clubs had an operating profit during the quarter of $58,503 at Wichita and $159,881 at St. Louis.

	The Company recognized additional income during the quarter by virtue of selling its interest in a limited partnership for $220,000 consisting of $10,000 cash and a note for $210,000. The entire amount was recognized as a gain since the investment had been previously written off. The Company also recognized a gain of $64,861 on the sale of its Indy Club. These transactions, after reflecting a provision for income taxes, resulted in a gain for the quarter of $325,040 compared to a loss of $82,044 for the same period in 1997. Management believes that the strong operating performance of the two clubs during the quarter will continue throughout the year, and enable the Company to continue to increase its stockholders' equity. The Company's management also believes that it will be able to further expand its concept on a profitable basis, though with a more careful and more conservative approach than previous management utilized.

				  Part II

Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

	InCahoots Limited Partnership ("InCahoots"), owner of the Wichita Club, was a party to a lawsuit claiming negligence on the owner/operator's part, which action resulted in a jury award in the fall of 1997 in favor of the plaintiff in the amount of $771,000 plus court costs, expenses and interest. Shortly thereafter, the partnership's insurance carrier won a declaratory judgment against the partnership declaring that the carrier was not obligated to provide coverage against the plaintiff's claims. In February of 1998, the Company and the partnership entered into an Agreement and "Covenant Not to Execute," whereby InCahoots agreed to pay the plaintiff $166,808 over two years, plus 100,000 shares of the Company's common stock and 200,000 warrants to purchase the Company's common stock in exchange for a covenant by the plaintiff not to attempt collection of the judgment against InCahoots so long as the agreed payments were made. The Agreement and Covenant allow the plaintiff to pursue collection of the judgment against the insurance carrier. The Company recorded settlement costs of $216,808 for the year ended December 31, 1997, to reflect the impact of this Agreement.

	The Company is involved in various other legal actions associated with the normal conduct of its business operations. No other such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.


Item 6.  Exhibits and Reports on Form 8-K

	(a)     Exhibits:

		11.     Statement Re:  Computation of Per Share Earnings

		27.     Financial Data Schedule

	(b) During the quarter ended March 31, 1998, the Company filed one Report on Form 8-K on February 26, 1998, reporting the following by Item number:

		Item 2:  Disposition of Assets:
			 Sale of Atlanta Partnership Interest
			 Sale of Indianapolis Partnership Interest

		Item 5:  Other Events
			 Wichita Club Lawsuit Judgment Settlement
			 Conversion of Debt into Preferred Stock

		Item 7:  Financial Staements and Exhibits
			 Pro Forma Consolidated Balance Sheet as of
			   December 31, 1997
			 Pro Forma Consoildated Statement of Income
			   for the Year Ended December 31, 1997

			       SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1998                     Western Country Clubs, Inc.


			     By:  /s/ James E. Blacketer
				  James E. Blacketer
				  President and Chief Financial Officer

			       EXHIBIT 11


WESTERN COUNTRY CLUBS, INC.
COMPUTATION OF EARNINGS PER SHARE
(Unaudited)

					       Quarter Ended   Quarter Ended
					       March 31, 1998  March 31, 1997
					       --------------  --------------
BASIC EARNINGS PER SHARE
Net income                                       $  325,040      $  (82,044)
Dividends on preferred stock                        (12,624)          -
						 ----------      ----------
Net income (loss) applicable to common stock     $  312,416      $  (82,044)
						 ==========      ==========

Shares used in computing basic earnings per
  share                                           3,680,277       3,587,525
						 ==========      ==========

Basic earnings per common share                  $    0.085      $   (0.023)
						 ==========      ==========

DILUTED EARNINGS PER SHARE
Net income (loss)                                $  325,040      $  (82,044)
						 ==========      ==========

Shares used in computing basic earnings
  per share                                       3,680,277       3,587,525
Effect of shares issuable under common
  stock warrants using Treasury stock method          7,407            *
Effect of shares issuable under stock
  options using Treasury stock method                36,667            *
Effect of shares issuable under conversion
  of preferred stock                                472,889            *
						 ----------      ----------
Shares used in computing diluted earnings
  per share                                       4,197,239            *
						 ==========      ==========

Diluted earnings per common share                $    0.077      $     *
						 ==========      ==========


	* Antidilutive