Form 10QSB
period 1998-06-30
WESTERN COUNTRY CLUBS INC
filed 1998-08-14
CIK 916298

FORM 10QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998


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

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of Common Stock, $.01 par value,
outstanding as of August 14, 1998:                    3,749,721

Traditional Small Business Disclosure Format: Yes  [X]  No [  ]

                      WESTERN COUNTRY CLUBS, INC.



                                 INDEX


Part I.	FINANCIAL INFORMATION

    Item 1	Financial Statements

		Consolidated Condensed Balance Sheet - June 30, 1998

		Consolidated Condensed Statements of Income -
		For the Three Months and Six Months Ended June 30, 1998
		and 1997

		Consolidated Condensed Statements of Stockholders' Equity - For the Six Months Ended June 30, 1998 and 1997

		Consolidated Condensed Statements of Cash Flows -
		For the Six Months Ended June 30, 1998 and 1997

		Notes to Consolidated Condensed Financial Statements

    Item 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

PART II.	OTHER INFORMATION

    Item 1	Legal Proceedings

    Item 2	Exhibits and Reports on Form 8-K

                            PART 1 - Item 1

                          Financial Statements


                      WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                             JUNE 30, 1998

                               	ASSETS

CURRENT ASSETS
  Cash				                          $  151,092
  Accounts receivable  		                              23,094
  Accounts receivable from related parties	              15,103
  Notes and loans receivable			    	     387,016
  Notes receivable from related parties	          	     703,340
  Inventories				                      49,933
  Prepaid expenses					      37,393
  Deferred income taxes 			             232,484
                                                          ----------
    TOTAL CURRENT ASSETS			           1,599,455
                                                          ----------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements					      77,010
  Leasehold improvements			 	   1,510,529
  Equipment                                                  387,161
  Furniture and fixtures			             279,838
                                                          ----------
	                            			   2,254,538
  Less accumulated depreciation			           1,001,827
                                                          ----------
    NET PROPERTY AND EQUIPMENT	         	           1,252,711
                                                          ----------
OTHER ASSETS
  Deferred income taxes					     135,256
  Goodwill, net of amortization				      18,550
  Deposits and other					      84,541
  Investment					             114,800
                                                          ----------
    TOTAL OTHER ASSETS		         	             353,147
                                                          ----------
      TOTAL ASSETS				          $3,205,313
                                                          ==========

   See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                             JUNE 30, 1998


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable 				          $  312,177
  Accrued expenses					     271,310
  Current portion of notes payable - related parties	     127,557
  Current portion of long-term debt			      94,189
                                                          ----------
    TOTAL CURRENT LIABILITIES			             805,233

NOTES PAYABLE - RELATED PARTIES, less current portion	      93,845

LONG-TERM DEBT, less current portion			       2,000
                                                          ----------
    TOTAL LIABILITIES				             901,078

MINORITY INTERESTS 					     169,657
                                                          ----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 3,734,721 shares issued and outstanding       37,347
  Preferred stock (Note 2)				     560,000
  Additional paid-in capital				   4,363,739
  Retained earnings (deficit)				  (2,826,508)
                                                          ----------
      TOTAL STOCKHOLDERS' EQUITY			   2,134,578
                                                          ----------
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	  $3,205,313
                                                          ==========


   See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)

				  Three Months Ended       Six Months Ended
				       June 30,	               June 30,
				  1998       1997     	  1998        1997
                               ----------  ----------  ----------  ----------
REVENUES
  Beverage and food sales      $  731,983  $1,098,948  $1,560,165  $2,575,760
  Admission fees 		  307,095     672,198     648,585   1,340,271
  Other revenues		  105,698        --       198,076	 --
  Sale of partnership interest
    (Note 3)		             --          --	  220,000	 --
  Sale of fixed assets (Note 3)      --       261,800	   64,861     261,800
                               ----------  ----------  ----------  ----------
    TOTAL REVENUES		1,144,776   2,032,946   2,691,687   4,177,831
                               ----------  ----------  ----------  ----------

COSTS AND EXPENSES
  Cost of products and services   270,246     798,696	  554,855   1,571,863
  Depreciation and amortization	   67,687     116,917	  135,135     233,392
  Interest			    8,105      39,069	   21,124      68,720
  General and administrative
    expenses		          772,410   1,095,809	1,554,722   2,390,261
                               ----------  ----------  ----------  ----------
    TOTAL COSTS AND EXPENSES	1,118,448   2,050,491	2,265,836   4,264,236

INCOME (LOSS) BEFORE TAXES AND
  MINORITY INTERESTS		   26,328     (17,545)	  425,851     (86,405)

PROVISION FOR INCOME TAXES	     --  	 --   	   49,670	 --
            	               ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS		           26,328     (17,545)	  376,181     (86,405)

MINORITY INTERESTS IN NET
  (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES        (3,449)	8,162     (28,262)     (5,022)
                               ----------  ----------  ----------  ----------
NET INCOME (LOSS)	       $   22,879  $   (9,383) $  347,919  $  (91,427)
                               ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE	     *           *     $      .09  $     (.03)
                               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING			3,734,721   3,634,721	3,707,649   3,611,254
			       ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE
  ASSUMING DILUTION	            *           *      $      .08  $     (.03)
                               ==========  ==========  ==========  ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - ASSUMING
  DILUTION                      4,338,795   3,634,721   4,268,408   3,611,254
                               ==========  ==========  ==========  ==========

*less than $.01 per share


   See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                For the Six Months Ended June 30, 1998 and 1997

	           		  Pre-	  Additional   Retained	    Total
                 Common Stock    ferred    Paid-in     Earnings	 Stockholders'
		 Shares  Amount   Stock     Capital    (Deficit)    equity
               --------- ------- -------- ---------- ------------ ------------
Balance,
 December 31,
 1996	       3,519,921 $35,199 $   --   $4,201,087 $(2,159,851)  $2,076,435

Common stock
 issued for
 investment	 114,800   1,148     --	     113,652	    --	      114,800

Net loss for
 the six months
 ended June 30,
 1997	            --      --       --         --       (91,427)     (91,427)
               --------- ------- -------- ---------- -----------   ----------
Balance,
 June 30,
 1997	       3,634,721 $36,347 $   --   $4,314,739 $(2,251,278)  $2,099,808
               ========= ======= ======== ========== ===========   ==========
Balance,
 December 31,
 1997	       3,634,721 $36,347 $   --   $4,314,739 $(3,147,227)  $1,203,859

Preferred
 stock		    --	    --	  560,000	--	    --	      560,000

Common stock
 issued for
 investment	 100,000   1,000     --	      49,000	    --	       50,000

Preferred stock
 dividends	     --     --	     --	        --	 (27,200)     (27,200)

Net income
 for the
 six months
 ended June 30,
 1998	            --      --       --         --       347,919      347,919
               --------- ------- -------- ---------- -----------  -----------
Balance,
 June 30,
  1998	       3,734,721 $37,347 $560,000 $4,363,739 $(2,826,508) $(2,134,578)
               ========= ======= ======== ========== ===========  ===========

   See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                For the Six Months Ended June 30, 1998 and 1997


            						     1998       1997
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)					   $347,919  $(91,427)
    Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
	Depreciation and amortization		            135,135   233,392
	Minority interest in earnings of subsidiaries        28,262     5,022
	Gain on sales of assets				   (284,861) (261,800)
	Deferred tax provision				     49,670      --
    Changes in assets and liabilities, net of
      effects of sales of assets
        (Increase) decrease in account receivables            2,516   (3,706)
        Decrease in inventories			              4,964   13,670
        Increase in prepaid expenses		             (6,070)  (33,613)
        Decrease in income taxes receivable	               --     	7,269
        Increase in capitalized offering costs		       --    (160,117)
        Increase in deposits and other			    (14,577)   (5,818)
        Increase (decrease) in accounts payable		    (55,229)   46,225
        Decrease in accrued expenses	        	    (21,467)  (46,075)
                                                           --------  --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	    186,262  (296,978)
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from redemption of a certificate of deposit	       --     200,000
  Sale of assets					     10,000   100,000
  Receipts on notes receivable			             26,245	9,392
  Advances on notes receivable				    (87,626)   (3,000)
  Purchase of property and equipment			     (7,351)  (13,571)
                                                           --------  --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	    (58,732)  292,821
                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable				   (123,187) (321,334)
  Proceeds from issuance of notes payable		     88,000   190,000
  Dividends paid on preferred stock			    (27,200)	 --
  Partnership distributions to minority interests	       --     (5,000)
                                                           --------  --------
NET CASH USED BY FINANCING ACTIVITIES		            (62,387) (136,334)
                                                           --------  --------
NET INCREASE (DECREASE) IN CASH 			     65,143  (140,491)
CASH AT BEGINNING OF PERIOD				     85,949   190,624
                                                           --------  --------
CASH AT END OF PERIOD					   $151,092  $ 50,133
                                                           ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the period		           $  8,030  $ 71,102
                                                           ========  ========
  Income taxes paid during the period			   $   --    $   --
                                                           ========  ========

   See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
Note 1

    In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and June 30, 1997, and cash flows for the six months ended June 30, 1998 and June 30, 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the six months ended
June 30, 1998 and June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Note 5

    The transactions described in Notes 2,3 and 4 were treated as noncash transactions for cash flow statement purposes.

                            PART 1 - Item 2

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-QSB under Part I, "Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; regional weather conditions; construction schedules; and other factors.
The use in this Form 10-QSB of such words as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but they are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop clubs.

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

        In June 1998, the Company signed a letter of intent to acquire Two Rows Restaurant and Brewery ("Two Rows"), owners and operators of two restaurant and brewery operations, for shares of the Company's common stock, newly issued preferred stock, and assumption of certain debt. The parties anticipate entering into a formal contract in the near future and are continuing due diligence and further discussions.

Liquidity and Capital Resources

        For the six months ended June 30, 1998, cash increased by $65,143 and is primarily due to increased income from operations during 1998 compared to a loss from operations during the first six months of 1997. The improvement was partially due to the closing of two nonprofitable clubs in 1997.

        At June 30, 1998, the Company's working capital position (current assets minus current liabilities) was $794,222, down slightly from the Company's working capital at March 31, 1998 of $817,654, and increased substantially from a negative $944,846 working capital position at the end of 1997. The increase in working capital from year end is primarily due to the conversion of two notes owed by the Company into preferred stock, an increase in notes receivable due to the sale of the Indianapolis club and the sale of the Atlanta partnership interest for cash and notes. The slight decrease in working capital of $23,432 from the first quarter of 1998 is due primarily to a slight decrease in cash and to a slight increase in accounts payable. Management believes the continued positive working capital position remains a strong indicator of the Company's progress operationally and is indicative that the Company has cleaned up some of its previously existing problems.

        Property and equipment consists of assets required to open and operate the St. Louis and Wichita Clubs. Leasehold improvements total $1,510,529; equipment, furniture and fixtures total $666,999; and land and improvements total $77,010.

        The deferred income tax asset of $367,740 at June 30, 1998, is reduced from the 1997 year end amount of $417,410 because of the income tax expense attributed to the Company's net income for the first half of 1998. While future realization of this asset is dependent upon the generation of sufficient future taxable income liability against which the tax loss carryforward can be offset, the Company's strong, profitable results from operations in the first six months of 1998 increase the likelihood that this asset will be fully realized. The amount of the deferred income tax asset at June 30, 1998 is net of $520,232 reserved as a deferred income tax valuation allowance, due to the uncertainty of the Company being able to realize the benefit from such losses in future periods. However, management expects to receive the benefit from the amount reserved in future periods.

        The Company's total liabilities decreased by $1,285,558 from year-end 1997, and decreased by $69,509 since March 31, 1998. These decreases resulted primarily from the conversion of Company notes to preferred stock, reduction in accrued expenses, accounts payable, and other notes payable during the first half of 1998. Long-term debt decreased by $435,084 since year end and decreased by $23,290 since March 31, 1998, due almost totally to the sale of the Indianapolis unit.

        Based upon the results of the first six months of 1998, management is comfortable that the existing operations can adequately support the Company's debt and provide some financial support for future endeavors.


Results of Operations - Quarter Ended June 30, 1998, Compared to the Quarter Ended June 30, 1997

        For the quarter ended June 30, 1998, total revenues of the Company decreased by $888,170 or 43.7% compared to the quarter ended June 30, 1997. This decline in revenues was primarily due to the closing of the Tucson and Indianapolis units, both of which were open during the same period a year ago. Beverage and food sales were off by $366,965 and admission fees were off by $365,103, also as a result of the two closed units.

        Total costs and expenses for the quarter, also substantially less as a result of the two closings, were reduced by $932,043 or 45.5% from the same period a year ago. This decrease in costs and expenses consists of a reduction in cost of products and services in the amount of $528,450 to $270,246; depreciation and amortization were reduced to $67,687 compared to $116,917 during the second quarter of 1997; interest expense decreased to $8,105 from $39,069; and general and administrative expenses were reduced to $772,410 from $1,095,809 during the second quarter of 1997. Almost all of the these expense reductions were a direct result of the closings of the Tucson and Indianapolis units.

        The Company operated two clubs during the second quarter of 1998: the St. Louis Club and the Wichita Club. The St. Louis Club had total revenues for the quarter of $702,298 compared with $706,305 for the same quarter in 1997, while the Wichita Club has revenues during the quarter of $411,615 compared to $468,850 during the same quarter in 1997. The revenues at both units represent the seasonal sluggishness of revenues during the summer months, while the decrease in revenues at Wichita is also due to the continuing need for remodeling and a reduced amount of marketing during the quarter.

        The Company had no extraordinary items of income or expense during the second quarter of 1998. Management believes that the operating performance of the two remaining clubs has been strong in 1998 and such profitable performance is expected to continue during the third and fourth quarters of 1998, thus enabling the Company to continue to increase its stockholders' equity. The Company's management also believes that it will be able to further expand its concept on a profitable basis, though with a more careful and more conservative approach than previous management utilized.

        For the quarter ended June 30, 1998, the Company earned net income of $22,879 compared to a loss of $9,383 for the quarter ended June 30, 1997. The increase in earnings from the 1997 period of $32,262 reflects the improved operations at the Company's two clubs and also the fact that the 1997 period included the since-closed Indianapolis Club. Management believes that the results during the second quarter of 1998 generally reflect the seasonal club business which is typically slow during the summer months. Management does believe that its two clubs are performing well and expects increased profitability during the final two quarters of 1998.


Results of Operations - Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

        For the six months ended June 30, 1998, total revenues decreased by $1,486,144 or 35.6% compared to the same period in 1997. This decrease reflects the impact of having closed the Tucson and Indianapolis units during 1997, and thus the 1998 revenues reflect only the revenues from the St. Louis and Wichita units.

        Total costs and expenses for the first half of 1998 were $1,998,400 or 46.8% less than the same period during 1997, reflecting the effect of the closing of the two units during 1997. Every cost and expense item was reduced dramatically during the first half of 1998, reflecting the reduced cost of operating only two clubs instead of four clubs. In addition, the Company's general and administrative expenses were reduced by $835,539 during the period to $1,554,722 compared with a total general and administrative expense during the same period of 1997 of $2,390,261. This reduction is a result of management's ability to reduce its general and administrative expense in light of the reduced number of units open, and management's overall cost reduction program put into effect when it took over the Company in late 1996.

        During the first six months of 1998, the Company earned $347,919 compared to a loss of $91,427 during the same period of 1997. This earnings improvement reflects the gain on the sale of the Atlanta partnership interest as well as improved operations at the St. Louis and Indianapolis clubs. It also reflects the closing of the Tucson and Indianapolis clubs during 1997. Management believes that this trend toward improvement and increased earnings will continue during the rest of 1998.

                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.       Statement Re:  Computation of Per Share Earnings

              27.       Financial Data Schedule

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the period covered by this report.

                               SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1998                  Western Country Clubs, Inc.


                          By:     /s/ James E. Blacketer
                                  James E. Blacketer
                                  President and Chief Financial Officer