Form 10QSB
period 1998-09-30
WESTERN COUNTRY CLUBS INC
filed 1998-11-13
CIK 916298

FORM 10QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


[X]  	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
	EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1998

                   	Commission File Number: 0-24058

                     	WESTERN COUNTRY CLUBS, INC.
	(Exact name of registrant as specified in its charter)

           	Colorado                      84-1131343
  (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

  1601 N.W.  Expressway, Suite 1610
  Oklahoma City, Oklahoma                               73118
  Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code:  (405) 848-0996


	Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]


	Shares of Common Stock, $.01 par value,
	outstanding as of November 12, 1998       3,749,721

	Traditional Small Business Disclosure Format: Yes  [X]  No [  ]

                     	WESTERN COUNTRY CLUBS, INC.



	INDEX


Part I.	FINANCIAL INFORMATION

    Item 1	Financial Statements

		Consolidated Condensed Balance Sheet - September 30, 1998

		Consolidated Condensed Statements of Income -
		For the Three Months and Nine Months Ended September 30, 1998
		and 1997

		Consolidated Condensed Statements of Stockholders' Equity - For the Nine Months Ended September 30, 1998 and 1997

		Consolidated Condensed Statements of Cash Flows -
		For the Nine Months Ended September 30, 1998 and 1997

		Notes to Consolidated Condensed Financial Statements

    Item 2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

PART II.	OTHER INFORMATION

    Item 1	Legal Proceedings

    Item 6	Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements


                         WESTERN COUNTRY CLUBS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                              SEPTEMBER 30, 1998


                                    ASSETS


CURRENT ASSETS
  Cash                                                      $  196,997
  Accounts receivable                                           41,648
  Accounts receivable from related parties                      27,019
  Notes and loans receivable                                   351,232
  Notes receivable from related parties                        728,340
  Inventories                                                   45,829
  Prepaid expenses                                              20,684
  Deferred income taxes                                        232,484
                                                            ----------
    TOTAL CURRENT ASSETS                                     1,644,233
                                                            ----------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                         77,010
  Leasehold improvements                                     1,515,689
  Equipment                                                    388,477
  Furniture and fixtures                                       279,838
  		                                            ----------
                                                             2,261,014
  Less accumulated depreciation                             (1,065,104)
                                                            ----------
    NET PROPERTY AND EQUIPMENT                               1,195,910
                                                            ----------
OTHER ASSETS
  Deferred income taxes                                        135,256
  Goodwill, net of amortization                                 14,840
  Deposits and other                                            90,707
  Investment                                                   114,800
                                                            ----------
    TOTAL OTHER ASSETS                                         355,603
                                                            ----------
      TOTAL ASSETS                                          $3,195,746
                                                            ==========

 See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (UNAUDITED)

                           SEPTEMBER 30, 1998


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $  264,685
  Accrued expenses                                             272,633
  Current portion of notes payable - related parties           128,817
  Current portion of long-term debt                             71,571
                                                            ----------
    TOTAL CURRENT LIABILITIES                                  737,706

NOTES PAYABLE - RELATED PARTIES, less current portion           60,748

LONG-TERM DEBT, less current portion                              -
                                                            ----------
    TOTAL LIABILITIES                                          798,454
                                                            ----------
MINORITY INTERESTS                                             171,615
                                                            ----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 25,000,000
    shares authorized, 3,734,721 shares
    issued and outstanding                                      37,347
  Preferred stock (Note 2)                                     552,500
  Additional paid-in capital                                 4,363,739
  Retained deficit                                          (2,727,909)
                                                            ----------
    TOTAL STOCKHOLDERS' EQUITY                               2,225,677
                                                            ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,195,746
                                                            ==========
     See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)



                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------
REVENUES
  Beverage and food sales       $  794,031  $  934,215  $2,354,196  $3,509,975
  Admission fees                   407,171     613,003   1,055,756   1,953,274
  Other revenues                    78,887        -        276,963        -
  Sale of partnership interest
    (Note 3)                          -           -        220,000        -
  Sale of fixed assets (Note 3)       -           -         64,861     210,645
                                ----------  ----------  ----------  ----------
    TOTAL REVENUES               1,280,089   1,547,218   3,971,776   5,673,894
                                ----------  ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of products and services    305,317     519,674     860,172   2,091,537
  Depreciation and amortization     67,821     116,780     202,956     350,172
  Interest                           6,911      33,633      28,035     102,353
  General and administrative
    expenses                       780,933     905,849   2,335,655   3,296,110
                                ----------  ----------  ----------  ----------
      TOTAL COSTS AND EXPENSES   1,160,982   1,575,936   3,426,818   5,840,172
                                ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE TAXES AND
  MINORITY INTERESTS               119,107     (28,718)    544,958    (166,278)

PROVISION FOR INCOME TAXES            -           -         49,670        -
                                ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS                        119,107     (28,718)    495,288    (166,278)

MINORITY INTERESTS IN NET
  (INCOME) LOSS OF CONSOLIDATED
  SUBSIDIARIES                      (5,708)     10,164     (33,970)      5,142
                                ----------  ----------  ----------  ----------
NET INCOME (LOSS)                  113,399     (18,554)    461,318    (161,136)

PREFERRED DIVIDENDS                 14,800        -         42,000        -
                                ----------  ----------  ----------  ----------
NET EARNINGS AVAILABLE FOR
  COMMON SHARES                 $   98,599  $  (18,554) $  419,318  $ (161,136)
                                ==========  ==========  ==========  ==========

EARNINGS (LOSS) PER SHARE       $     0.02        *     $     0.11  $	 (0.04)
                                ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    3,734,721   3,634,721   3,717,138   3,619,162
                                ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE
  ASSUMING DILUTION             $     0.02        *     $     0.10  $	 (0.04)
                                ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING - ASSUMING
  DILUTION                       4,294,639   3,634,721   4,248,979   3,619,162
                                ==========  ==========  ==========  ==========

* less than $.01 per share

      See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

	CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)

	 For the Nine Months Ended September 30, 1998 and 1997

                  Common Stock     Pre-    Additional  Retained     Total
                -----------------  ferred   Paid-in    Earnings  Stockholders'
                 Shares   Amount   Stock    Capital    (Deficit)    Equity
                --------- ------- -------- ---------- ----------- -----------
Balance,
  December 31,
  1996          3,519,921 $35,199 $   -    $4,201,087 $(2,159,851) $2,076,435

Common stock
  issued          114,800   1,148     -       113,652        -        114,800

Net loss for the
  nine months
  ended September
  30, 1997           -       -        -          -       (161,136)   (161,136)
                --------- ------- -------- ---------- -----------  ----------
Balance,
  September 30,
  1997          3,634,721 $36,347 $   -    $4,314,739 $(2,320,987) $2,030,099
                ========= ======= ======== ========== ===========  ==========
Balance,
  December 31,
  1997          3,634,721 $36,347     -    $4,314,739 $(3,147,227) $1,203,859

Preferred
  stock issued
  (Note 2)           -       -     560,000       -           -        560,000

Preferred stock
  redeemed           -       -      (7,500)      -           -         (7,500)

Common stock
  issued
  (Note 4)        100,000   1,000     -        49,000        -         50,000

Preferred stock
  dividends          -       -        -          -        (42,000)    (42,000)

Net income
  for the nine
  months ended
  September 30,
  1998               -       -        -          -        461,318     461,318
                --------- ------- -------- ---------- -----------  ----------
Balance,
  September 30,
  1998          3,734,721 $37,347 $552,500 $4,363,739 $(2,727,909) $2,225,677
                ========= ======= ======== ========== ===========  ==========


    See accompanying notes to consolidated condensed financial statements.

                      WESTERN COUNTRY CLUBS, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

         For the Nine Months Ended September 30, 1998 and 1997

                                                          1998        1997
                                                        ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $ 461,318  $(161,136)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation and amortization                       202,956    350,172
      Minority interest in earnings (loss) of
        subsidiaries                                       33,970     (5,142)
      Gain on sales of assets                            (284,861)  (210,645)
      Deferred tax provision                               49,670       -
   Changes in assets and liabilities, net of
     effects of sales of assets
       Increase in account receivables                    (22,169)   (12,851)
       Decrease in inventories                              9,068     15,108
       Decrease in prepaid expenses                        10,639      3,878
       Decrease in income taxes receivable                   -         7,269
       Increase in capitalized offering costs                -      (192,016)
       Increase in deposits and other                     (16,995)    (7,419)
       Increase (decrease) in accounts payable           (101,786)    35,373
       Decrease in accrued expenses                       (18,992)    (3,743)
                                                        ---------  ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          322,818   (181,152)
                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from redemption of a certificate of deposit       -       200,000
  Sale of assets                                           10,000    100,000
  Receipts on notes receivable                             36,633      9,392
  Advances on notes receivable                           (112,625)    (3,000)
  Purchase of property and equipment                      (13,827)   (16,870)
                                                        ---------  ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          (79,819)   289,522
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                              (160,451)  (402,152)
  Proceeds from issuance of notes payable                  88,000    190,000
  Dividends paid on preferred stock                       (42,000)      -
  Partnership distributions to minority interests         (10,000)    (7,750)
  Redemption of preferred stock                            (7,500)      -
                                                        ---------  ---------
NET CASH USED BY FINANCING ACTIVITIES                    (131,951)  (219,902)
                                                        =========  =========

NET INCREASE (DECREASE) IN CASH                           111,048   (111,532)
CASH AT BEGINNING OF PERIOD                                85,949    190,624
                                                        ---------  ---------
CASH AT END OF PERIOD                                   $ 196,997  $  79,092
                                                        =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the period                       $  21,409  $ 103,915
                                                        =========  =========
  Income tax paid during the period                     $    -     $    -
                                                        =========  =========

     See accompanying notes to consolidated condensed financial statements.

                          WESTERN COUNTRY CLUBS, INC.

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              	(UNAUDITED)
Note 1

	In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months and six months ended September 30, 1998 and September 30, 1997, and cash flows for the nine months ended September 30, 1998 and September 30, 1997. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                               PART 1 - Item 2


                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-QSB under "Part I, Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; regional weather conditions; construction schedules; and other factors. The use in this Form 10-QSB of such words as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but they are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop clubs.

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

        In February 1998, the Company signed a letter of intent to acquire certain assets, including two Mexican restaurants, from Berryhill Hot Tamales, L.L.C., for shares of the Company's common stock, newly issued preferred stock, and assumption of certain debt. The parties anticipated entering into a formal contract and closing on or before May 1, 1998. However, the parties were unable to reach agreements on all relevant matters and were unable to conclude the transaction. The letter of intent expired on May 1, 1998, and no further discussions have occurred and none are anticipated.

        In June 1998, the Company signed a letter of intent to acquire Two Rows Restaurant and Brewery ("Two Rows"), owners and operators of two restaurant and brewery operations, for shares of the Company's common stock, newly issued preferred stock, and assumption of certain debt.
The letter of intent expired without a formal agreement being entered into, and the parties agreed in July to abandon the proposed acquisition. No further discussions have occurred and none are anticipated at this time.

        The Company has recently formed a subsidiary corporation, "Atomic Burrito, Inc." for the purpose of developing a restaurant concept specializing in a "Fresh-Mex" menu with a focus on burritos. Similar concepts have become popular across the country during the past year and management and the Company's board believe that this may be a lucrative venture. The plan is to develop Company-owned units as well as license to others the rights to the concept. The Company has agreed in principle to enter into a seven-unit license agreement for the development of Atomic Burrito restaurants with one group and has agreed in principle to enter into a joint-venture agreement with another group for the development of up to eight Atomic Burrito restaurants. Formal agreements are expected to be executed in the near future. The proposed license agreements generally provide for the Company to receive fees and royalties from the proposed licensees in the future, and the joint venture agreement provides for the joint development, operation and ownership of the proposed restaurants. The proposed licensees of the planned seven-unit license agreement have already opened two Atomic Burrito restaurants in Stillwater, Oklahoma, and in Norman, Oklahoma. While the Company has received no compensation as of the end of the third quarter, execution of the proposed agreement is expected to occur during November 1998, and the Company does anticipate receiving revenue from these operations during the fourth quarter of 1998.


Liquidity and Capital Resources

        For the nine months ending September 30, 1998, the Company had cash of $196,997, an increase of $111,048 from year end 1997 and an increase of $45,905 from June 30, 1998. Virtually all of this increase is due to increased income from the Company's operations. The operations improvement was due in part to the closing of an unprofitable club during the first nine months of 1997.

        At September 30, 1998, the Company's working capital position (current assets minus current liabilities) was $906,527, an increase of $112,305 from the second quarter of 1998, and increased substantially from the Company's negative working capital position at year end 1997 of $833,348. Compared to the Company's working capital position at the end of the third quarter 1997, a negative $409,134, the current working capital position is also greatly increased. These increases are due in part to the improved operations of the Company during the first nine months of 1998 and in part to the impact of the closing of two unprofitable restaurants in 1997. The increase in working capital position is also due in part to the conversion of two notes owed by the Company into preferred stock, an increase in notes receivable due to the sale of the Indianapolis club, and to the sale of the Atlanta partnership interest for cash and a note. Management believes that the continued positive working position remains a strong indicator of the Company's progress operationally and is indicative that the Company has cleaned up some of its previously existing problems.

        Property and equipment consists of assets required to open and operate the St. Louis and Wichita Clubs. Leasehold improvements total $1,515,689; equipment, furniture and fixtures total $668,315; and land and improvements total $77,010.

        Goodwill decreased to $14,840 at the end of the period, reflecting additional amortization since the prior period and since year end, and is significantly reduced from the same period a year ago due to the write down of goodwill associated with the closing of the Indy club during the fourth quarter of 1997.

        The deferred income tax asset is reduced from year end 1997 as well as from the third quarter of 1997, due primarily to the income tax expense attributed to the Company's net income for the first nine months of 1998. While future realization of this asset is dependent upon the generation of sufficient future taxable income liability against which the tax loss carryforward can be offset, the Company's strong, profitable results from operations in the first nine months of 1998 increase the likelihood that this asset will be fully realized. Management believes that full realization of this asset will occur.

        The Company's total liabilities of $798,454 represent a reduction of $102,624 since the end of the second quarter of 1998, such decrease resulting from the continued profitable operations of the Company and continued payments on debt obligations and other payables. The total liabilities are substantially reduced from the 1997 year end level of $2,186,636 and from the third quarter 1997 amount of $2,045,670, attributable primarily to the conversion of notes into preferred stock and repayments of debt made possible by the sale of the Atlanta partnership interest and the profitable operations during 1998. The Company has virtually no long-term debt, and accounts payable total $264,685 compared to $312,177 at the end of the second quarter of 1998, to $366,471 at year end 1997, and to $361,195 at the end of the third quarter of 1997, all of which generally reflect the Company's continued profitability during 1998.

        Based upon the results of the first nine months of 1998, management is comfortable that the existing operations can adequately support the Company's debt level and can also support future endeavors.


Results of Operations - Quarter Ended September 30, 1998, Compared to the Quarter Ended September 30, 1997

        The Company's total revenues for the third quarter of 1998 decreased by $267,129 from the same period of 1997, due to the closing in the fourth quarter of 1997 of the Indy club. Beverage and food sales, as well as admission fees, were reduced for the quarter due to the Indy closing.

        Total costs and expenses for the quarter, also as a result of the closed Indy operation, were reduced by $414,954. Every expense category, including cost of products and services, depreciation and amortization, interest, and general and administrative expenses, was substantially reduced from the same period in 1997 due to the closing of the Indy club in the fourth quarter of 1997.

        The Company's two clubs in St. Louis and Wichita accounted for all of the Company's revenue during the quarter, which revenue increased from the second quarter of 1998 by $135,313, reflecting increased profitability due in part to cost savings implemented by management, and to the continued profitable operation of the clubs. Management believes that revenues in general during the quarter are slower due to the seasonality of the business and due to the continued need for remodeling of the Wichita club. Management hopes to be able to use available cash flow during early 1999 to make improvements at the Wichita club, including some remodeling.

        For the quarter ended September 30, 1998, the Company earned net income of $113,399, compared to a loss of $18,554 for the same period in 1997. The increase in earnings reflects the items discussed above, a combination of continued improvement of profitability of operations and the effect of closing the unprofitable clubs in 1997. Management expects to have increased profits during the final quarter of 1998, traditionally a strong quarter for the Company's operations.


Results of Operations - Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

        For the nine months ended September 30, 1998, total revenues decreased by $1,702,118 compared to the same nine-month period in 1997.
This decrease reflects primarily the closing of the Tucson club during the same period of 1997, with the 1998 revenues reflecting only the sales of the St. Louis and Wichita clubs. Total costs and expenses for the nine months in 1998 were reduced by $2,413,354, reflecting the impact of closing the unprofitable operations during 1997. The impact of operating only two clubs in 1998 compared with operating four clubs in 1997 is reflected in reduced expenses in every expense category for the first nine months of 1998 compared with the same period in 1997. Management's ability to reduce expenses, especially in the general and administrative area, is indicative of the improvement that current management has made in the overall operation of the Company. Management believes it will be able to continue this improvement during the fourth quarter of 1998 and into 1999.

        For the nine months ended September 30, 1998, the Company earned $461,318, compared to a loss of $161,136 for the same period in 1997. This reflects, in part, the sale of the Atlanta partnership interest as well as a gain recognized as a result of the sale of the Indy club. The improvement in income is a result of the improved operations as well as the effect of closing the two clubs in 1997. Management believes that this trend of improved and increased earnings will continue during the fourth quarter of 1998 and will also continue into 1999.

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

November 13, 1998			Western Country Clubs, Inc.

                                        /s/ James E. Blacketer

				    By:
					James E. Blacketer
					President and Chief Financial Officer