Form 10KSB
period 1998-12-31
WESTERN COUNTRY CLUBS INC
filed 1999-04-15
CIK 916298

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 1998


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

Revenues of registrant for year ended December 31, 1998:         $5,278,924

Aggregate market value of voting stock held by
non-affiliates as of April 9, 1999                               $2,731,721

Shares of Common Stock, $.01 par value, outstanding
as of April 9, 1999:                                              3,789,721

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                           WESTERN COUNTRY CLUBS, INC.

                         1998 Form 10-KSB Annual Report

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

       7.  Financial Statements and Supplementary Data

       8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    Part III

       9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons:
           Compliance with Section 16(a) of the Exchange Act

       10. Executive Compensation

       11. Security Ownership of Certain Beneficial Owners and Management

       12. Certain Relationships and Related Transactions

       13. Exhibits and Reports on Form 8-K

           Signatures

                                     PART I

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-KSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; the development of the "Atomic Burrito" concept; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

Item 1.  Description of Business

General

     Western Country Clubs, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989, but had no operations until April 1993. The Company completed its initial public offering in May 1994, from which it received net proceeds of approximately $1.9 million from the sale of 460,000 shares of Common Stock. In late 1996, a change of control took place, which resulted in the replacement of senior management and changes in the Company's operating and growth strategies. The Company's prior strategies focused heavily on cost reduction as the preferred means of improving profitability. Such strategies resulted in lean Club-level management and loss of experienced personnel, low levels of physical facility maintenance and reinvestment, and reduced levels of advertising, promotion and entertainment expense. Current management has replaced much of the Club-level management with more experienced personnel, instituted management training procedures, implemented a cost management system which includes daily unit-level accounting and reporting, improved the sound, light and video systems, increased radio buys within the local markets, and implemented new advertising and in-store promotions. These changes reflect current management's belief that long-term strategies involving greater investment in personnel and physical facilities will produce a superior financial performance. See Item 6."Management's Discussion and Analysis."

     During 1998, after months of searching for a viable restaurant concept to acquire or merge with, the Company developed its own restaurant concept "Atomic Burrito", a "Fresh-Mex" restaurant featuring a Mexican menu emphasizing fresh ingredients and made-to-order burritos. Utilizing senior management's extensive background in the Mexican segment of the restaurant industry, the Company formed a wholly-owned subsidiary corporation, "Atomic Burrito, Inc.", and developed a prototype for the concept, including menus, recipes, design, layout, equipment specifications and other items such as signage, logos, and an operations manual of operating procedures. The Company then entered into two License Agreements with an experienced food service operator who opened two "Atomic Burrito" restaurants in Stillwater, Oklahoma and in Norman, Oklahoma during the fall of 1998. The Company later entered into another License Agreement with a different operator for the development of an "Atomic Burrito" restaurant in Longview, Washington. In December of 1998, the Company entered into a joint venture agreement with a publicly owned company, New York Bagel Enterprises, Inc. ("New York Bagel") for the joint development of additional "Atomic Burrito" restaurants. Subject to available financing, the Company intends to develop the "Atomic Burrito" concept through both company-owned and joint venture restaurants, as well as through additional licensed restaurants. See additional discussion in Item I, "Atomic Burrito Restaurants".

The Company

     The Company currently operates two "country-western" theme nightclubs located in St. Louis, Missouri (the "St. Louis Club") and Wichita, Kansas, (the "Wichita Club"). Each Club combines live entertainment, dancing, bar and food in a country-western atmosphere. The Wichita Club has operated as In Cahoots since its inception in 1994, and the St. Louis Club was changed to an In Cahoots in 1996, having previously operated as A Little Bit of Texas. The Company acquired its interest in the Wichita Club, an 80% general partnership interest, in December 1996 from a corporation affiliated with James E. Blacketer and Joe R. Love, Directors of the Company. During 1997, the Company sold a nightclub located in Tucson, Arizona (the "Tucson Club"). Additionally, the Company also operated a nightclub in Indianapolis, Indiana (the "Indy Club") until December, 1997 when the club was closed in anticipation of its sale in early 1998. See
Item 6. "Management's Discussion and Analysis."

     The Company is taking a cautious approach toward expansion of its nightclub business. The Company has closed and sold two of its clubs in 1997 and 1998, and sold its partnership interest in another club in 1997. With the Company's current focus on development of its "Atomic Burrito" restaurant concept, it is anticipated that most of the Company's resources in the future will be utilized for the development and expansion of the "Atomic Burrito" restaurant concept, rather than for the development of additional nightclubs.

The St. Louis Club

     The St. Louis Club is located on the I-70 corridor between St. Louis, Missouri and Kansas City, Kansas. The Club occupies roughly one-half of a building which previously housed a Sam's Club wholesale warehouse operation and is in excess of 56,000 square feet making it the largest nightclub in Missouri. This mammoth nightclub operates under the name In Cahoots and features a design with the look and feel of an authentic rustic western town. The Club, with a capacity of almost 3,000, houses a huge dance floor, performance stage, a billiards and video arcade area and several retail stores including Sundance Silver & Hide, which sells wardrobe items, including hats and boots, and the Homestead Store which sells Indian artifacts, clothing and jewelry. Sundance Silver & Hide occupies approximately 800 square feet of the Club, for which it pays $1,200 per month pursuant to an oral agreement with the Company. The Homestead Store occupies approximately 600 square feet of the Club, for which it pays $300 plus 10% of sales per month pursuant to an oral agreement with the Company. The Club also features a walk-up restaurant selling various food items in addition to its extensive drink offerings. The St. Louis Club featured numerous nationally known entertainers during the past year, including such performers as Tracy Lawrence, Lone Star, Chris LeDoux and Blackhawk.

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

     The Company acquired its interest in the Wichita Club on December 16, 1996, when it acquired Entertainment Wichita, Inc. ("EWI"), the general partner and 80% owner of In Cahoots, Limited Partnership, a Kansas limited partnership. In exchange for the 80% interest, the Company issued 400,000 shares of its Common Stock and assumed $150,000 in debt through a merger transaction. EWI was owned 45.5% by Shane Investments, L.C. ("Shane Investments"), a corporation which is solely owned and controlled by Joe Robert Love, Jr., the adult son of Joe R. Love, a Director of the Company. Shane Investments received 250,500 shares of the Company's Common Stock upon completion of the transaction in December 1996.

Entertainment

     The Company seeks to book nationally known entertainers as well as regionally-known entertainers and/or bands which do not yet have national recognition. National name entertainers such as Willie Nelson, Jerry Lee Lewis, Tracy Byrd and Blackhawk have performed at one or more of the Company's clubs during 1998. The Company currently has Toby Keith and Chris Ledoux booked for engagements in 1999. The Company utilizes these performers to enhance its customer traffic and revenues in what would otherwise be less busy time periods in the nightclub business. Typically, the Company charges admission fees which approximate the fee payable to the performers and realizes the benefit from the increased sales which are generated due to the large numbers of customers in attendance.

Atomic Burrito Restaurants

     During late 1997 and the first half of 1998, the Company conducted an extensive search for a viable restaurant concept to acquire and/or merge with. Management's belief was that expansion of a restaurant concept had many advantages to the Company compared to expansion of its nightclub business. Under the guidance and direction of Company President and Chief Executive Officer, James E. Blacketer, and Vice-President of Operations, Dominic W. Grimmett, the Company decided to develop its own restaurant concept during the summer of 1998. Blacketer and Grimmett had extensive backgrounds in the Mexican segment of the restaurant industry and they developed a "Fresh-Mex" burrito concept, which features fresh ingredients and made-to-order burritos. The menu contains a variety of Mexican items with the burrito being the featured entre, and with a focus on lunch and dinner business. While the concept emphasizes a family atmosphere, alcoholic beverages will be an option depending on the particular location.

     The Company formed a wholly-owned subsidiary, "Atomic Burrito, Inc.", an Oklahoma corporation, in the summer of 1998, for development of its new restaurant concept. Because of its limited financial resources, the Company opted to develop its prototype restaurants through a "license agreement" whereby an experienced restaurant operator would own and operate the restaurant, using the "Atomic Burrito" name, menu, recipes, logo, layout and design, and utilizing the "Atomic Burrito" operations manual developed by the Company. In return, the licensee would pay the Company's subsidiary (licensor) an initial license fee and an ongoing royalty fee.

     The prototype restaurants, as developed by the Company, are planned to be located in leased premises of approximately 3,000 square feet. Remodeling, construction and equipment costs are estimated at $250,000 to $300,000, though it may be possible to convert an existing restaurant location for less. The restaurants are expected to be open from 11:00 a.m. until 10:00 p.m., and will serve a variety of Mexican menu items, centered around the burrito. The food will be prepared on a serving line, made-to-order as the customer progresses along the line. Some units may offer alcoholic beverages in addition to soft drinks.

     The first two "Atomic Burrito" restaurants were opened in Stillwater and Norman, Oklahoma in the fall of 1998 under license agreements. Subsequent to fiscal year end 1998, the Company entered into an additional license agreement of an "Atomic Burrito" restaurant to be opened in Longview, Washington. In addition, in October of 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc. ("New York Bagel"), for the joint development of up to eight "Atomic Burrito" restaurants. Under the agreement, New York Bagel is to contribute the leased premises, the lease, leasehold improvements and equipment in certain existing New York Bagel restaurants and the Company is to contribute up to $150,000 per restaurant to pay for conversion costs and additional equipment. According to the agreement, the Company would own a 60% interest in the restaurant and New York Bagel would own a 40% interest in the restaurant. The agreement also provides for the development of additional "Atomic Burrito" restaurants over an 18-month period. The first joint venture restaurant under the agreement opened in March 1999 in Tulsa, Oklahoma, with a second restaurant scheduled to open in April 1999 in Wichita, Kansas. After the end of fiscal 1998, the Company also entered into a separate agreement with another operator for the development of an "Atomic Burrito" restaurant in Houston, Texas with an expected opening in June of 1999.

Expansion Strategy

     The Company intends to grow primarily by developing its "Atomic Burrito" concept, through license agreements, joint venture developments, and through company-owned restaurants. Additional restaurants may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity or debt offerings, or a combination of the foregoing. The Company may also purchase existing operations, which may be converted into "Atomic Burrito" restaurants through transactions involving the issuance of the Company's stock and/or cash. Several locations for future "Atomic Burrito" restaurants have been identified by management, including locations in Nashville, Tennessee; Dallas, Austin, San Antonio and Lubbock, Texas; and Kansas City and St. Louis, Missouri.

Government Regulation

     The Company's business is subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. In addition, each nightclub restaurant and "Atomic Burrito" restaurant must have food service licenses from local health authorities.

     Alcoholic beverage control regulations require each of the nightclubs and/or restaurants to apply to a state authority, and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

     Alcoholic beverage control regulations relate to numerous aspects of the daily operation including advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Licenses to sell alcoholic beverages must be renewed annually and are subject to suspension or revocation for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. Each nightclub and/or restaurant is operated in accordance with stringent procedures designed to assure compliance with all applicable codes and regulations.

     In recent years, certain states have enacted "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment, which wrongfully served alcoholic beverages to such person. Presently, Missouri, Kansas, and Oklahoma, the states in which the Company operates, do not have dram-shop statutes. However, should these states enact such statutes, the Company would be subject to additional exposure in such cases where judgments for damages exceeded its insurance coverage.

     The development and construction of additional nightclubs and/or restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new nightclubs and/or restaurants and add to their cost.

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

Competition

     The nightclub business is highly competitive. Most of the companies, which own and/or operate nightclubs are substantially larger than the Company, and have greater resources, operating histories and experience. They include many national, regional and local chains with more locations and larger advertising budgets. Nightclub and theme entertainment businesses are also affected by changing customer tastes, local and national economic conditions affecting spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities, popularity of entertainment and price are also important factors.

     The restaurant business is even more competitive than the nightclub business, with restaurants literally on most every corner in most cities and with new restaurants opening every week. The industry has many large and small operators, with most having greater financial resources than the Company, and with many having more experience in restaurant operations. Restaurant customers' tastes are even more fickle than those of nightclub customers, and most of the same factors discussed above with regard to nightclubs and their competition are also applicable to restaurants. The Company, however, believes that its "Atomic Burrito" concept will be well received and will be able to successfully compete in the highly competitive restaurant industry, and believes that the experience of senior management will give the Company more opportunity for success, though there are no assurances that this will be the case.

Trademarks

     The Company uses the trademark In Cahoots in the operation of its business. This mark is used by others in the operation of businesses throughout the country, including other nightclub operators. Because of these uses, the Company believes that it cannot, nor can its competitors, register the mark with the United States Patent and Trademark office to obtain exclusive, nationwide rights to the mark. The Company believes, however, that it has enforceable common law rights to its mark for use in the immediate trade areas in which the Clubs operate, and it has encountered no claims of trademark infringement. As the Company expands, it may encounter claims of trademark infringement requiring the Company to negotiate license agreements with the prior user or to use other non-infringing trademarks for nightclubs in the affected areas.

     The Company has, however, filed trademark applications with the United States Patent and Trademark Office for the name "Atomic Burrito" and the phrase "Out of this World!." While the applications are currently pending, and there is no way to determine in advance the final decision, the Company believes that there are few, if any, other users of the name and expects to eventually be granted the trademarks applied for.

Employees and Consultants

     As of April 9, 1999, the Company had four full time employees in the corporate office, including James E. Blacketer, President and Chief Executive Officer, and Dominic W. Grimmett, Vice-President of Operations. The Company also had approximately 120 employees in the two nightclubs, and approximately 35 employees in the joint venture "Atomic Burrito" restaurant in Tulsa, Oklahoma.

Year 2000 Compliance

     The Company is aware of the potential for industry-wide business disruption, which could occur due to problems related to the "Year 2000 Issue". It is the belief of the Company that a prudent plan is in place to address these issues. The components of the Company's plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan.

     The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While much work remains, the Company believes that it is approximately 75% complete with regard to the identification and remediation of Year 2000 issues.

     The process the Company is following to achieve Year 2000 compliance for internal systems is as set forth herein. All of the Company's financial accounting is outsourced, so no issues exist for the Company with regard to its financial accounting at all of its locations, and is in the process of programming these systems so that they will all roll over to the Year 2000. It is expected that all restaurant and club operating systems and cash registers will be compliant by the end of the third quarter of 1999. Testing being currently conducted have identified no unsolvable issues.

     The Company is communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company, and their ability to satisfactorily deal with their own Year 2000 issues. Most all major suppliers and vendors have assured the Company that there will be no disruption of the delivery of goods and services at the turn of the century.

     The Company is in the process of completing an inventory of currently used equipment, and will determine the Year 2000 readiness through communication with the equipment manufacturers and testing where appropriate. At this time the Company is not aware of any equipment which is affected by the Year 2000 issue which will not be repaired or replaced prior to year end. The Company remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its plan of action provides a prudent approach toward evaluating equipment, though some equipment may prove not feasible or possible to test.

     The Company is in the process of completing an inventory and evaluating facilities related equipment with the potential for Year 2000 related failures. The same action as set forth in the preceding paragraph will be used for evaluating facilities related equipment.

     The Company is evaluating the total cost of Year 2000 compliance. At this time, primarily because the Company outsources so much of its internal functions, including its financial accounting functions, the Company expects the total cost of year 2000 compliance to be less than $50,000.

     At this time the Company is not aware of any internal systems or external vendor issues related to the Year 2000 which would prevent or seriously impact the Company from continuing operations before, during or after the turn of the century. Although the Company believes it is taking prudent action related to the identification and resolution of issues related to the Year 2000, there is no certainty that certain key vendors are compliant, and there are possibly technical vagaries to logic imbedded within microchips which may prove not feasible or impossible to test. The Company continues the risks associated with potential Year 2000 related failures. The Company is working to develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outlined by the end of the second quarter of 1999.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 2.  Description of Properties

     The Company's principal offices are located at 1601 N. W. Expressway, Suite 1610, Oklahoma City, Oklahoma, 73118. The Company's offices occupy approximately 2,460 square feet, for which it pays $3,075 per month pursuant to a lease, which expires in June 2001.

     In August 1993, the Company entered into a lease for nightclub space in St. Louis, Missouri. The lease, which expires in August 2003, is for a 10 acre parcel of land housing a 106,744 square foot building and parking facilities. The rental for the first five years is $22,238 per month, escalating to $26,686 per month for the second five years. The Company has the right to extend the lease for two additional five year periods at increased rental rates. The lease is guaranteed by International Entertainment Consultants, Inc., a company affiliated with Mr. Troy Lowrie. The Company subleases approximately 50,000 feet of this facility for which it receives $14,000 per month under a two year sublease which expires in August, 1999.

     The Wichita Club is leased from Boots, Inc., a 20% limited partner in the In Cahoots Limited Partnership but otherwise unaffiliated with the Company. The lease is for a ten-year term, expiring in the year 2003, with an option to extend the term for two, five-year periods, and requires monthly payments of the greater of $12,500 or 6% of gross sales.

     On January 1, 1999, the Company entered into a lease agreement for a building in Tulsa, Oklahoma, for the joint development of an "Atomic Burrito" restaurant with New York Bagel. The lease is for five years with three, five year options, with the rental payments being $4,600 per month during the initial term of the lease, and with increases for the three option periods.

     The Company carries general liability insurance for the St. Louis Club in the amount of $2,000,000 and $850,000 in property liability coverage. In Cahoots Limited Partnership, owner of the Wichita Club, carries $2,000,000 general liability insurance and building and property insurance coverage in the amount of $1,200,000 and $450,000, respectively. The joint venture for the Tulsa "Atomic Burrito" restaurant carries general liability insurance of $1,000,000 and building and property insurance coverage in the amounts of $400,000 and $300,000, respectively.

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

     The Company is involved in various legal actions associated with the normal conduct of its business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     On April 9, 1999, there were approximately 88 shareholders of record of the Company's Common Stock. Based upon information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceeds 500 as of that date. The Company's Common Stock was approved for listing on the NASDAQ SmallCap MarketSM, effective May 18, 1994, under the symbol "WCCI." Prior to listing on NASDAQ, the Company's Common Stock briefly traded in the pink sheets.

     The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Company's Common Stock, as reported by NASDAQ:

         1998 Fiscal Year                        High Bid ($)       Low Bid ($)
         -----------------                       ------------       -----------
         First Quarter                               1.125              .625
         Second Quarter                              1.125              .5625
         Third Quarter                                .9375             .50
         Fourth Quarter                              1.375              .5625

         1997 Fiscal Year
         -----------------
         First Quarter                               2.25              1.375
         Second Quarter                              1.125             1.00
         Third Quarter                               1.125              .625
         Fourth Quarter                              1.0625             .50

         On December 31, 1998, the last reported bid and asked prices for the Common Stock were $.6875 and $1.00, respectively.

Revised NASDAQ Listing Requirements

     Effective February 23, 1998, the NASDAQ SmallCap Market implemented revised listing requirements for companies wishing to continue their listing on the exchange. These revised requirements included provisions that listed companies maintain net tangible assets of at least $2 million, public float of at least 500,000 shares with a market value of at least $1 million, and a minimum bid price for the Company's stock of $1 per share. While the Company has maintained compliance during 1998 with all other requirements, it was notified by NASDAQ in late 1998 that the Company was not in compliance with the minimum bid price requirement of $1.00 per share. The Company then requested a hearing before the NASDAQ Listing Qualifications Panel and a hearing was held on February 4, 1999. On February 18, 1999, the Panel notified the Company that it had until April 15, 1999 to comply with the minimum bid price requirement or be delisted from the NASDAQ SmallCap Market. As of March 31, 1999, the Company had been in compliance with the minimum bid price requirement for twenty consecutive days and fully expects to be allowed continued listing of its common stock.

Dividends

     The Company has never declared a cash dividend with respect to its Common Stock and intends to retain future earnings to support the Company's growth. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company. The Company declared dividends on its preferred stock totaling $56,350 during the year ended December 31, 1998.

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

     In February 1997, the Company filed a registration statement for a public offering of up to 460,000 shares of preferred stock and up to 1,150,000 warrants to purchase the Company's Common Stock (the "Public Offering"). The Company cleared all regulatory requirements concerning the Public Offering but the Company's underwriter was not successful in placing the preferred shares. Therefore, costs associated with the Public Offering, which had previously been capitalized were written off at December 31, 1997.

     During the fourth quarter of 1997, the Stock Purchase Agreement between Troy H. Lowrie and Red River Concepts, Inc. was amended whereby Mr. Lowrie retained 430,000 of the shares which were originally to be sold to Red River.

     In June 1998, the Company formed a subsidiary corporation, Atomic Burrito, Inc., through which to develop a new restaurant concept. Subsequently, Atomic Burrito, Inc. entered into license agreements for two "Atomic Burrito" restaurants to be located in Stillwater and Norman, Oklahoma, and entered into a third license agreement for a restaurant in Longview, Washington. In addition, in October 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc., ("New York Bagel") for the joint development of "Atomic Burrito" restaurants. The agreement provides for New York Bagel to contribute certain of its restaurant locations, including leases, leasehold improvements, and equipment for a 40% interest in the operation, while the Company would contribute up to $150,000 for the remodel and conversion costs, as well as for additional equipment. The agreement also provides for the joint development of a minimum of four and maximum of eight "Atomic Burrito" units over an 18 month period. The first unit opened in March 1999 in Tulsa, Oklahoma, while the second unit is scheduled to open in late April 1999.

Liquidity and Capital Resources

Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuances, and loans from commercial banks, principal shareholders or related persons or entities. During 1998, the Company had no borrowings from any sources, and raised no capital through issuing any securities or otherwise. The Company did recognize $1,345,534 from the sale of property and equipment, primarily from the sale of the Indy Club, and received payment on notes receivable during the year of $144,570. Net cash used in operating activities by the Company increased to $108,620 compared with a deficit of $94,785 during 1997. The Company invested $18,004 in capital expenditures during 1998, accrued $56,350 in dividends on its preferred stock, and repaid notes payable of $66,270 and $108,790. The Company's net cash increased during 1998 by $119,462 from $85,949 to $205,411, primarily due to improved efficiencies in operations and increased profitability of the two nightclubs. See "Consolidated Statement of Cash Flows."

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

     As of December 31, 1998, the Company had cash of $205,411, which was generated from operating activities, investing activities and financing activities, and which was an increase from $85,949 at the end of 1997. For the year ended December 31, 1998, the Company generated a positive cash flow from operations of $108,620, a substantial increase from the negative cash flow of $94,785 for the prior year. This increase in cash flow from operating activities is not the result of any particular event, but rather reflects a general strengthening of the Company's overall operations and financial position.

     At December 31, 1998, the Company's working capital position (current assets minus current liabilities) was a positive $126,983 compared with a negative $833,348 at the end of 1997, or an increase of $960,331. This increase in working capital position resulted from an increase in cash of $119,462, an increase in notes receivable of $232,515 (mostly due to the sale of the Indy
Club), a decrease in accounts payable and accrued liabilities of $350,898 and decreases in the current portion of notes payable of $314,570 and decreases in the current portion of long-term debt of $182,032. Management believes its improved working capital position reflects positive changes implemented during 1998 as well as the increased profitability of the Company's business. Management also expects this positive trend to continue in 1999.

     Property and equipment is primarily made up of assets required to open and operate the St. Louis and Wichita Clubs. Leasehold improvements total $1,519,862; equipment, furniture and fixtures are $668,315; and land and improvements are $77,011. These figures have decreased from 1997, reflecting the sale of the Indy Club in early 1998. Goodwill decreased from $25,970 to $11,130 due to amortization during 1998.

     The deferred income tax asset decreased by $49,670 to $367,740 due to the utilization of this asset by the Company because of its profitable 1998. The asset resulted from the net operating loss carryforwards from the loss on the write-off of the Tucson assets in a prior year. Future realization of this asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforwards can be offset. The amount of the deferred tax asset at December 31, 1998 does not include $827,807 reserved as a deferred income tax valuation allowance, due to the uncertainty of the Company being able to realize the benefit from such losses in future periods. However, based on the profitable earnings realized in 1998, and the positive activities of the Company, management expects to receive benefit from the amount reserved in future periods.

     The Company's current liabilities reflect a reduction of $824,600, primarily attributable to a $314,570 reduction in the current portion of notes payable and a $182,032 reduction in the current portion of long-term debt, as well as reductions in accounts payable of $104,387 and reductions in accrued liabilities of $246,511. These reductions came about because of the conversion of $560,000 of Company debt to preferred stock during the first quarter of 1998, as well as because of the Company's improved profitability during 1998 and the resulting use of cash to reduce payables and accrued liabilities. Notes payable reduced by $106,187 to $20,438 and long-term debt reduced by $429,241 to $7,843, also because of the conversion of debt to preferred stock.

     The Company has developed a new restaurant concept, "Atomic Burrito", and is planning aggressive expansion of this concept during 1999. This expansion strategy will increase the need for additional financing for the Company during 1999. The Company plans to explore various methods and strategies for obtaining necessary capital for expansion, including traditional bank financing, capital raising through formation of limited partnerships, private and/or public equity or debt offerings, internal funding, or a combination of the foregoing. The initial fees received from licensees of the "Atomic Burrito" concept will provide additional operating funds for the Company, as well as the operating profits from the restaurants developed by the Company. Management believes its current operations will generate sufficient cash flow to operate the Company, but believes that additional sources of financing will be necessary to expand the new restaurant concept. While the success of the new restaurants will dictate in part the Company's ability to obtain financing for such expansion, management believes that the "Atomic Burrito" concept will be a viable investment vehicle for the Company in the future.

Results of Operations - Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     The Company's revenues from club operations decreased in 1998 by $1,837,853 or 26% to $5,278,924, reflecting a decline in beverage and food sales of $1,092,250 or 25% and a decline in admission fees of $720,238 or 34%. These declines resulted from the close of the Indy Club at the end of 1997, with 1998 figures reflecting an entire year without the Indy Club's revenues. The lower levels of revenues are not cause of concern because management believes its 1998 results show that the Company can operate profitably with the reduced revenues.

     Total costs and expenses in 1998 decreased by $3,387,208 or 40% to $4,834,083, with corresponding decreases of $1,283,401 or 52% in cost of products and services to $1,210,405, of $1,022,904 or 24%in general and administrative expense to $3,238,189, of $196,488,42% in depreciation and amortization to $270,633 and interest expense of $86,853,55% to $71,968. These reductions also reflect the closing of the Indy Club in late 1997 and the comparative impact of three operating clubs in 1997 versus two operating clubs in 1998. The reduction in total costs and expenses in 1998 also reflects non-recurring write-offs in 1997 of acquisition goodwill of $75,687, impairment of long-lived assets of $250,272, write-off of offering costs of $374,653 and litigation losses of $216,808. These one-time charges in 1997 were significantly larger than the $62,458 litigation expense in 1998.

     For the year ended 1998, the Company made a consolidated profit of $275,707, compared with a consolidated loss of $987,376 in 1997. The profitable year was the first for the Company since going public in 1994. While the 1998 results constitute a considerable improvement from 1997 and prior years, management believes that 1998 earnings were negatively impacted by several non-recurring transactions and/or write-offs which related to transactions and events which occurred prior to present management taking over the Company's operations in late 1996. These items include the write-down of an investment of $57,400, the write-off of a note receivable of $55,000, a litigation cost of $62,458, as well as additional provisions for losses on the sale of the Tucson Club of $36,212 and on the sale of the Indy Club of $25,661. Inasmuch as these items are all non-cash, non-recurring charges to earnings in 1998, and all resulted from transactions entered into by prior management, present management believes that the total of these items in the amount of $236,731 have unduly impacted the earnings generated by the Company's operations. Management believes that in the future, without the expense and the drain of these old charges, the Company's profits will continue to improve. Management believes that the 1998 results are the first step for the Company toward a future of profitability. Management also believes that the expansion of its new "Atomic Burrito" restaurant concept will also contribute to continued profitability in 1999 and in future years.

Item 7.  Financial Statements and Supplementary Data

     The Company's audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On January 20, 1999, the Company dismissed the auditing and accounting firm of Gross, Collins + Cress, P.C., Atlanta, Georgia, who have acted as certifying accountants for the Company for the years ended December 31, 1996, and 1997 and engaged the auditing and accounting firm of Gray & Northcutt, Inc., Oklahoma City, Oklahoma, to act as certifying accountants for the year ended December 31, 1998. The Company is not aware of any disagreements with the prior accountants, and the decision to change accountants was not based upon any question as to accounting treatment of any transaction or type of audit opinion that might be issued. Rather, the Company believed that the change in accounting firms would be beneficial to the Company's planned expansion over the next several years, as well as resulting in cost savings and having the added convenience of a firm based in the same city as the Company.


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

     3.2     Bylaws of Western Country Clubs, Inc. (1)

     4.0 Agreement to convert notes to Series A Preferred Stock dated January 1, 1998 between Troy H. Lowrie and Western Country Clubs, Inc. (12)

     4.1 Agreement to convert note to Series B Preferred Stock dated February 18, 1998 between Ceres, L.L.C. and Western Country Clubs, Inc. (12)

     9.0 Voting Trust Agreement, dated September 20, 1996, between Red River Concepts, Inc. and Troy H. Lowrie (7)

     10.1 Lease Agreement, dated August 26, 1993, between Wal-Mart Stores, Inc. and Inc. and Western Country Clubs, Inc. (1)

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

     10.32 Agreement and Covenant Not to Execute dated February 18, 1998, between In Cahoots Limited Partnership, Western Country Clubs, Inc. and Jana Oelkers. (11)

     10.33   Form of License Agreement for Atomic Burrito, Inc. restaurants

     10.34 Joint Venture Agreement between Western Country Clubs, Inc. and New York Bagel Enterprises, Inc. dated October 27, 1998

     11      Calculation of Earnings Per Share

     21      Subsidiaries of the Registrant

     27      Financial Data Schedule

             ------------------

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

April 14, 1999

                                    Western Country Clubs, Inc.


                                    By: /s/ James E. Blacketer
                                    -----------------------------
                                    James E. Blacketer, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                               Date

/s/  James E. Blacketer     President, Principal
                            Executive Officer, Principal
                            Financial Officer and Director        April 14, 1999

/s/  Joe R. Love            Director                              April 14, 1999

                           WESTERN COUNTRY CLUBS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                                TABLE OF CONTENTS


                                                                     Page No.

      INDEPENDENT AUDITORS' REPORT
         ON FINANCIAL STATEMENTS......................................... 1

      FINANCIAL STATEMENTS

         Consolidated Balance Sheets..................................... 3

         Consolidated Statements of Income............................... 5

         Consolidated Statement of Stockholder's Equity...................6

         Consolidated Statements of Cash Flows........................... 7

         Notes to Consolidated Financial Statements...................... 9

                             GRAY & NORTHCUTT, INC.
                         2601 NW EXPRESSWAY, STE. 800E
                            OKLAHOMA CITY, OK 73112






Independent Auditors' Report



To the Board of Directors
Western Country Clubs, Inc.

We have audited the accompanying consolidated balance sheet of WESTERN COUNTRY CLUBS, INC. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Western Country Clubs, Inc. for the year ended December 31, 1997, were audited by other auditors whose report thereon, dated January 29, 1998, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Country Clubs, Inc., as of December 31, 1998, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.



                                             /s/ Gray & Northcutt, Inc.





February 26, 1999
(except for Note 16, as to which
the date is April 14, 1999)

HLB Gross Collins, P.C.
Certified Public Accountants and Consultants





                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Western Country Clubs, Inc.


We have audited the accompanying consolidated balance sheet of Western Country Clubs, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Country Clubs, Inc. as of December 31, 1997, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 /s/ HLB GROSS COLLINS, P.C.


Atlanta, Georgia
January 29, 1998



2625 Cumberland Parkway, Suite 400, Atlanta,Georgia 30339, USA
Telephone: + 1 770 433 1711, Fax: + 1 770 432 3473.

                           WESTERN COUNTRY CLUBS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                   Page 1 of 2

------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                                     1998                    1997
                                                                              -------------------    -------------------
CURRENT ASSETS:
    Cash                                                                      $          205,411     $           85,949
    Accounts receivable                                                                   67,803                 40,713
    Notes receivable - related parties (Note 3)                                          143,340                 23,000
    Current portion of note due from affiliate (Note 3)                                  120,000                      -
    Current portion of notes and loans receivable (Note 3)                               124,696                132,522
    Inventories                                                                           56,514                 54,897
    Prepaid expenses                                                                     105,546                 31,323
    Deferred income taxes                                                                102,000                309,677
                                                                              -------------------    -------------------

       Total current assets                                                              925,310                678,081
                                                                              -------------------    -------------------

PROPERTY AND EQUIPMENT:  (Note 1)
    Land and improvements                                                                 77,011                298,286
    Building and building improvements                                                         -              1,361,335
    Leasehold improvements                                                             1,519,862              1,510,529
    Equipment                                                                            388,477                677,942
    Furniture and fixtures                                                               279,838                333,330
                                                                              -------------------    -------------------

                                                                                       2,265,188              4,181,422
    Accumulated depreciation and reserve for impairment                               (1,128,236)            (1,749,344)
                                                                              -------------------    -------------------

                                                                                       1,136,952              2,432,078
                                                                              -------------------    -------------------

OTHER ASSETS:
    Note from affiliate, net of current portion shown above (Note 3)                     480,000                      -
    Notes and loans receivable, net of current
       portion shown above (Note 3)                                                      103,542                111,498
    Deferred income taxes (Note 10)                                                      265,740                107,733
    Goodwill, net of accumulated amortization of $69,069
       and $48,229 in 1998 and 1997, respectively                                         11,130                 25,970
    Deposits and other                                                                    41,139                 67,980
    Investment                                                                            57,400                114,800
                                                                              -------------------    -------------------

                                                                                         958,951                427,981
                                                                              -------------------    -------------------

                                                                              $        3,021,213     $        3,538,140
                                                                              ===================    ===================

   The accompanying notes are an integral part of these financial statements.

                           WESTERN COUNTRY CLUBS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                   Page 2 of 2

------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     1998                    1997
                                                                              -------------------    -------------------
CURRENT LIABILITIES:
    Accounts payable                                                          $          262,084     $          366,471
    Accrued liabilities                                                                  283,439                529,950
    Dividends payable                                                                     22,900                      -
    Current portion of notes payable -
       related parties (Note 6)                                                           55,300                369,870
    Current portion of long-term debt (Note 6)                                           174,604                356,636
                                                                              -------------------    -------------------

       Total current liabilities                                                         798,327              1,622,927
                                                                              -------------------    -------------------

NOTES PAYABLE - related parties, net of current
    portion shown above (Note 6)                                                          20,438                126,625
                                                                              -------------------    -------------------

LONG-TERM DEBT (Note 6)                                                                    7,843                437,084
                                                                              -------------------    -------------------

MINORITY INTERESTS (Note 1)                                                              176,389                147,645
                                                                              -------------------    -------------------

COMMITMENTS AND CONTINGENCIES
                                                                                               -                      -

STOCKHOLDERS' EQUITY:  (Note 8)
    10%convertible  preferred stock, $10 par value,  500,000 shares authorized, 40,000 shares issued and outstanding
       at December 31, 1998 and no shares outstanding                                    400,000                      -
    12% convertible preferred stock, $10 par value, 100,000 shares authorized, 16,000 issued and outstanding
       at December 31, 1998 and no shares outstanding                                    145,000                      -
    Common stock, $.01 par value, 25,000,000 shares authorized;
       3,734,721  shares  issued  and  outstanding  at  December  31,  1998
       and 3,634,721 shares issued and outstanding at December 31, 1997                   37,347                 36,347
    Additional paid-in capital                                                         4,363,739              4,314,739
    Accumulated deficit                                                               (2,927,870)            (3,147,227)
                                                                              -------------------    -------------------

       Total stockholders' equity                                                      2,018,216              1,203,859
                                                                              -------------------    -------------------

                                                                              $        3,021,213     $        3,538,140
                                                                              ===================    ===================

   The accompanying notes are an integral part of these financial statements.

                   WESTERN COUNTRY CLUBS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------

                                                                                    1998                    1997
                                                                              -------------------    -------------------
REVENUES:
    Beverage and food sales                                                   $        3,364,637     $        4,456,887
    Admission fees                                                                     1,390,427              2,110,665
    Gain on sale of assets                                                               284,861                210,645
    Sublease income                                                                      168,000                168,000
    Interest income                                                                       32,819                    856
    Other income                                                                          38,180                169,724
                                                                              -------------------    -------------------

                                                                                       5,278,924              7,116,777
                                                                              -------------------    -------------------

COSTS AND EXPENSES:
    Cost of products and services                                                      1,210,405              2,493,806
    General and administrative expense                                                 3,238,189              4,261,093
    Depreciation and amortization                                                        270,633                467,121
    Interest expense                                                                      71,968                158,821
    Write-down of investments                                                             57,400                      -
    Impairment of long-lived assets                                                            -                250,272
    Write-off of acquisition goodwill                                                          -                 75,687
    Litigation loss (Note 8)                                                              62,458                216,808
    Offering costs                                                                             -                374,653
                                                                              -------------------    -------------------

                                                                                       4,911,053              8,298,261
                                                                              -------------------    -------------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                                                               367,871             (1,181,484)

INCOME TAX (EXPENSE) BENEFIT (Note 9)                                                    (49,670)                83,789
                                                                              -------------------    -------------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                                  318,201             (1,097,695)

MINORITY INTERESTS IN (INCOME) LOSS OF
    CONSOLIDATED SUBSIDIARIES                                                            (42,494)               110,319
                                                                              -------------------    -------------------

NET INCOME (LOSS)                                                                        275,707               (987,376)

PREFERRED STOCK DIVIDENDS                                                                (56,350)                     -
                                                                              -------------------    -------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                  $          219,357     $         (987,376)
                                                                              ===================    ===================

BASIC EARNINGS PER SHARE                                                      $             0.07     $            (0.27)
                                                                              ===================    ===================
DILUTED EARNINGS PER SHARE                                                    $             0.05     $                -
                                                                              ===================    ===================
AVERAGE COMMON AND COMMON EQUIVALENT:
    BASIC SHARES                                                                       3,775,522              3,619,162
                                                                              ===================    ===================
    DILUTED SHARES                                                                     5,427,522                      -
                                                                              ===================    ===================


   The accompanying notes are an integral part of these financial statements.

                           WESTERN COUNTRY CLUBS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


---------------------------------------------------------------------------------------------------------------------------

                         10% Convertible     12% Convertible
                         Preferred Stock     Preferred Stock       Common Stock
                       -------------------------------------------------------------
                        Number    Value     Number    Value      Number     $0.01    Additional                   Total
                          of        of        of        of         of        par      Paid-In    Accumulated   Stockholders'
                        Shares    Shares    Shares    Shares     Shares     Value     Capital      Deficit       Equity
                       ----------------------------------------------------------------------------------------------------
Balance,
   December 31, 1996          -   $      -        -   $      -  3,519,921   $35,199  $4,201,087   $(2,159,851) $ 2,076,435

Common stock
   issued for
   investment                 -          -        -          -    114,800     1,148     113,652             -      114,800

Net loss for the
   year ended
   December 31, 1997          -          -        -          -          -         -           -      (987,376)    (987,376)
                       ----------------------------------------------------------------------------------------------------

Balance,
   December 31, 1997          -          -        -          -  3,634,721    36,347   4,314,739    (3,147,227)   1,203,859

Preferred stock issued
   for note payable      40,000    400,000        -          -          -         -           -             -      400,000

Preferred stock issued
   for note payable           -          -   16,000    160,000          -         -           -             -      160,000

Common stock issued
   in settlement
   of litigation              -          -        -          -    100,000     1,000      49,000             -       50,000

Redemption of
   preferred stock            -          -   (1,500)   (15,000)         -         -           -             -      (15,000)

Cash dividends:
   Preferred -
     $1 per share             -          -        -          -          -         -           -       (40,000)     (40,000)
     $1.20 per share          -          -        -          -          -         -           -       (16,350)     (16,350)

Net income for the
   year ended
   December 31, 1998          -          -        -          -          -         -           -       275,707      275,707
                       ----------------------------------------------------------------------------------------------------

Balance,
   December 31, 1998     40,000   $400,000   14,500   $145,000  3,734,721   $37,347  $4,363,739   $(2,927,870) $ 2,018,216
                       ====================================================================================================


   The accompanying notes are an integral part of these financial statements.

                        WESTERN COUNTRY CLUBS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  Page 1 of 2

-----------------------------------------------------------------------------------------------------------

                                                                                   1998            1997
                                                                              --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $     275,707    $  (987,376)
    Adjustments to reconcile net loss to net cash
      provided by operating activities -
      Depreciation and amortization                                                 267,297        467,121
      Write-off of note receivable                                                   55,000         17,978
      Write-down of investment                                                       57,400              -
      Write-off of acquisition goodwill                                                   -         75,687
      Loss from impairment of assets                                                      -        250,272
      Gain on sale of assets                                                       (284,861)      (210,645)
      Minority interests in earnings of subsidiaries                                 42,494       (110,319)
      Settlement of litigation                                                       50,000
      Deferred tax provisions                                                        49,670        (83,789)
      Changes in assets (increase) decrease -
         Decrease in accounts receivable                                            (27,090)         4,023
         Decrease in inventories                                                     (1,617)        24,733
         Decrease in prepaid expenses                                               (74,223)        37,566
         Decrease in refundable income taxes                                              -          7,269
         Decrease in capitalized offering costs                                           -        142,857
         Decrease in deposits and other assets                                       26,841          8,290
      Changes in liabilities increase (decrease) -
         Increase in accounts payable                                              (104,387)        40,649
         Increase in accrued expenses                                              (246,511)       220,899
         Increase in dividends payable                                               22,900              -
                                                                              --------------  -------------

           Net cash provided by (used in) operating activities                      108,620        (94,785)
                                                                              --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Restricted certificate of deposit                                                     -        200,000
    Sale of property and equipment                                                  255,109        100,000
    Notes and loans receivable                                                     (304,129)        (3,000)
    Repayments of notes receivable                                                  144,570         13,002
    Acquisition of property and equipment                                           (18,004)       (13,571)
                                                                              --------------  -------------

      Net cash provided by (used in) investing activities                            77,546        296,431
                                                                              --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions to minority interests                                 (13,750)        (7,750)
    Payments of dividends                                                           (56,350)             -
    Borrowings under notes payable                                                        -        190,000
    Repayments of notes payable                                                     (66,270)      (605,687)
    Borrowings under notes payable, related parties                                 178,456        278,276
    Repayments of notes payable, related parties                                   (108,790)      (161,160)
                                                                              --------------  -------------

      Net cash provided by (used in) financing activities                           (66,704)      (306,321)
                                                                              --------------  -------------

NET INCREASE (DECREASE) IN CASH                                                     119,462       (104,675)

CASH, BEGINNING OF YEAR                                                              85,949        190,624
                                                                              --------------  -------------

CASH, END OF YEAR                                                             $     205,411   $     85,949
                                                                              ==============  =============

   The accompanying notes are an integral part of these financial statements.

                        WESTERN COUNTRY CLUBS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS+A24
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  Page 2 of 2

-----------------------------------------------------------------------------------------------------------

                                                                                   1998            1997
                                                                              --------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                    $      71,638   $    179,174
                                                                              ==============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    On February 6, 1997, the Company exchanged 114,800 share of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall-Arlington, Inc.

    The Company sold the Tucson club in May 1997 for $325,000. Assets and liabilities exchanged were as follows:

      Working capital and other than cash                                                     $    (56,722)
      Fixed assets, intangibles, and other assets                                                  381,722
                                                                                              -------------

         Net assets exchanged                                                                      325,000
      Less note receivable                                                                         225,000
                                                                                              -------------

         Cash proceeds on sale of club                                                        $    100,000
                                                                                              =============

    The Company issued a note payable in May 1997 in the amount of $93,407 for unpaid rent expenses of the Tucson club. In September, upon finalization of the agreement to sell the Tucson club, this note was reissued in the amount of $133,000, and a second note was issued in the amount of $4,800. The note receivable was reduced to $195,000.

    On January 1, 1998, two notes payable from a major stockholder totaling $378,276 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock (Note 8).

    On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock (Note 8).

    On February 19, 1998, the Company issued 100,000 shares of common stock in settlement of an obligation of $50,000.

    During 1998, the Indianapolis club was sold to an affiliated partnership for a $600,000 note receivable. Also, the the affiliated partnership assumed two notes payable totaling $490,425.





   The accompanying notes are an integral part of these financial statements.

                           WESTERN COUNTRY CLUBS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------


(1)      DESCRIPTION OF BUSINESS

              Western Country Clubs, Inc. (the "Company") was incorporated in Colorado on December 19, 1989, and commenced operations in 1993. The Company's operations have consisted primarily of owning and operating "country-western" theme nightclubs. The Company's subsidiaries and divisions are as follows:

                    Western   Country  Club  1,  Ltd.   ("Indy")  is  a  limited
               partnership formed on January 19, 1993. Western 1, Ltd. owned and operated a nightclub in Indianapolis, Indiana. The operations of the nightclub began on April 14, 1993. This club was sold to an affiliated partnership on February 16, 1998. See Notes 9 and 16 for further details.

                    The St.  Louis  division  of the  company  was  acquired  on
               October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

                    Entertainment   Wichita,   Inc.  ("EWI"),   a  wholly  owned
               subsidiary, owns an 80% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operated a nightclub in Wichita, Kansas (Notes 6).

                    Atomic Burrito, Inc. ("Atomic"),  a wholly-owned  subsidiary formed in 1998 to develop a "Fresh-Mex" restaurant featuring a Mexican menu emphasizing fresh ingredients and made-to-order burritos (Note 11).

                    In addition to these subsidiaries and divisions, the Company held a 50% interest in a nightclub in Atlanta, Georgia until December 1997 (Note 7).

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The following is a summary of significant accounting policies followed by the Company:

                         Cash and cash  equivalents - The company  considers all
                    highly liquid investments with original maturities of three months or less to be cash equivalents.

                         Estimates - The preparation of financial  statements in
                    conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from these estimates.

                         Consolidation - The consolidated  financial  statements
                    include the accounts of the Company, two limited partnerships over which the Company has financial control, and two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         Investments  -  Investments  in  companies in which the
                    Company has less than a 20% interest are carried at cost reduced by any permanent impairment in value. At December 31, 1998 and 1997, the Company held 57,400 shares of stock in Cowboy's Concert Hall Arlington, Inc. in which it had an original cost basis of $114,800. During 1998, the value of this investment was determined to be impaired and its carrying value was reduced to $57,400. See Note 8 for further details.

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

                         Intangibles - Organization costs, liquor license costs,
                    and goodwill are amortized over five years. The covenant not to compete is amortized over 15 years..

                         Measurement of impairment - At each balance sheet date,
                    the Company reviews the amount of recorded goodwill, covenant not to compete and related nightclub assets (separately by club) for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period in the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

                         Income  taxes -  Income  taxes  are  provided  based on
                    earnings reported in the financial statements. The company follows Statement of Financial Accounting Standards No. 109 whereby deferred income taxes are provided on temporary differences between reported earnings and taxable income.(See Note 10 for further details.)

                         Concentration  of credit risk -  Financial  instruments
                    which potentially subject the Company to concentrations of credit risk are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits. At December 31, 1998, the Comany had uninsured deposits totaling $11,916.

(3)      NOTES AND LOANS RECEIVABLE

               The Company had the following notes and loans receivable at December 31, 1998:

                                                                  1998              1997
                                                                 ------            ------
              8% note  receivable  due from an
              individual,  payable  in monthly
              installments of $7,500, including
              interest, due April 1999                          $ 111,363         $ 189,020

              8% note  receivable  due from a
              corporation,  payable  in monthly
              installments of $5,000, including
              interest, due                                       153,086                 -

              Non-interest bearing note receivable,
              due from an individual, payable on
              demand                                                   -             55,000
                                                                ---------         ---------
                                                                  264,449           244,020
                  Less current portion                            124,696           132,522
                  Less allowance for doubtful accounts             36,211                 -
                                                                ---------         ---------
                  Noncurrent portion                            $ 103,542         $ 111,498
                                                                =========         =========

              Note receivable due from related party:

              8% note receivable due from an
              affiliated partnership (See Notes
              7 and 16 for further details.)                    $ 600,000         $       -
                  Less current portion                            120,000                 -
                                                                ---------         ---------
                  Noncurrent portion                            $ 480,000         $       -
                                                                =========         =========




              In addition, the Company had a note receivable due from an officer of the company, bearing interest at 6%, totaling $143,340. The note receivable is due December 1999. Management anticipates that this not will be repaid from bonuses earned by this officer in connection with the opening of new "Atomic Burrito" restaurants.

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(5)      IMPAIRMENT OF LONG-LIVED ASSETS

              In December 1997, the Company sold its Indianapolis club to a stockholder and former officer and director of the Company. A reserve of $250,272 was recorded for impairment of the long-lived assets including land and improvements, building and building improvements, furniture and fixtures, and equipment for the year ended December 31, 1997. In addition, at December 31, 1997, the Company wrote off $75,687 of goodwill, net of accumulated amortization, related to the acquisition of the Indianapolis Club.

(6)      NOTES PAYABLE

         Notes payable - related parties consist of the following:

                                                                    1998                1997
                                                                   ------              ------
         10% note payable to a major stockholder
         and former officer,  payable in
         graduated monthly installments,
         including interest (Note 17)                             $       -          $ 278,276

         12% note payable to a major stockholder
         and former officer, due on demand
         (Notes 9 and 17).                                                 -           100,000

         1% over prime  note  payable to a former
         limited  partner,  payable in monthly
         installments of $6,250 plus interest,
         secured by the ownership interest of a
         stockholder and the guarantee of a
         financial corporation   (Note 9)                           75,738             118,219
                                                                  --------             -------

              Total notes payable - related parties                 75,738             496,495
                  Less current portion                              55,300             369,870
                                                                  --------           ---------
              Noncurrent portion                                  $ 20,438           $ 126,625
                                                                  ========           =========

         Maturities of notes payable - related parties are as follows:

         Year ending December 31,                                                     Amount
         ------------------------                                                    ---------
              1999                                                                   $  20,438
                                                                                     =========

         Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                    1998               1997
                                                                  ---------          ---------
         12% note payable to a bank, due on
         demand, secured by mortgage of Indy
         (Notes 8 & 16)                                            $      -          $ 160,000

         10% note payable to a limited
         partnership, due in monthly installments
         of $7,500 through June 1999.                                38,900            120,538

         3% over prime note payable to a financial
         institution,  due in monthly installments
         of $8,437, through February 2004, secured
         by real estate (Notes 8 & 16)                                    -            445,662

         10% note payable to an individual,
         due in monthly installments of $5,000,
         plus interest, through May 1999                             52,500                  -

         10% note payable to an individual,
         due in monthly installments of $3,187,
         through January 1999, secured by second
         mortgage on real estate and the personal
         guarantee of the Company's former
         president (Note 16)                                              -             44,764

         Non-interest  bearing  note  payable to a
         Corporation,  due in monthly installments
         of $1,000, through July 1999, secured
         by equipment                                                 8,000             20,000

         18%  note   payable  to  a  financial
         institution, due in monthly installments
         of  $3,744, through March 2000, secured
         by Wichita-furniture, fixtures,
         inventory and accounts receivable                           47,047                  -

         Non-interest  bearing  note  payable to an
         individual, due in monthly installments of
         $3,000 through December 1999, secured  by
         Wichita-furniture, fixtures and
         equipment                                                   36,000                  -

         20.5% capital lease, due in monthly
         installments of $256, through November
         1998, secured by equipment                                       -              2,756
                                                                   --------          ---------
                  Total long-term debt                              182,447            793,720
                  Less current portion                              174,604            356,636
                                                                   --------          ---------
                  Noncurrent portion                               $  7,843          $ 437,084
                                                                   ========          =========

         Maturities of long-term debt are as follows:

         Year ending December 31,                                                      Amount
         ------------------------                                                    ---------
                  1999                                                               $   7,843
                                                                                     =========

(7)      RELATED PARTY TRANSACTIONS

               On July 3, 1993 In Cahoots signed a ten-year lease. The lessor is a 20% limited partner of In Cahoots. Rent expense under this lease for the years ended December 31, 1998 and 1997, was $150,000 for each year respectively (Note 15).

               On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $75,738 at December 31, 1998 is due to a former limited partner of the Company (Notes 6 and 8).

               Effective January 9, 1998, the Company sold its interest in a limited partnership for $10,000 in cash and a $210,000 note. The sale resulted in a gain of $192,869, net of the tax effect of $27,131 (Note
          6).

               On February 6, 1998, the Indy Partnership sold its Indianapolis club to an affiliated partnership in exchange for a $600,000 note receivable and the assumption of $490,426 of long term debt and $60,078 of accrued interest and taxes. The note receivable bore interest at the rate of 8% per annum and was due on February 6, 1999. This note was collateralized by 732,191 shares of the Company's common stock for which the issuer of the note had the right to assign the shares to the partnership in lieu of payment of the note. Furthermore, the Indy Partnership remains contingently liable on the $490,426 in long term debt assumed by the purchaser. This sale resulted in a gain of $64,861. See Note 16 for details regarding subsequent events associated with this note receivable.

(8)       STOCKHOLDERS' EQUITY

               Stock options - On December 16, 1993 the Company granted an option to purchase 250,000 shares of the Company's $.01 par value common stock at $2.50 per share to an employee of the Company. The option expires on December 1, 1998. During 1995, 20,000 options were exercised resulting in proceeds to the Company of $50,000.

               The underwriter was issued warrants as compensation to purchase 40,000 shares of common stock. The warrants are exercisable at $6.30 per share commencing April 25, 1995 until April 25, 1999. The Company has granted the holders of the warrants certain customary registration rights. As of December 31, 1998, none of these warrants have been exercised.

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

               Stock compensation plan - In 1996, the company established a stock option compensation plan for employees and consultants. The aggregate number of common shares as to which options and awards may be granted shall not exceed 250,000 and the options and awards must be granted within five years. At the time of grant, the Company will determine the exercise price and the vesting period, which shall not exceed five years.

               During 1996, the Company issued: (1) 10,000 shares of the Company's common stock to the Company's president for services rendered and recorded compensation of $35,000; (2) 15,000 shares of the Company's common stock to a consultant as a reduction of accounts payable of $46,666; (3) 10,000 shares of the Company's common stock to a consultant for services valued at $35,000; and (4) 45,000 shares of the Company's common stock and 145,000 options to purchase the Company's common stock at $3.50 per share for three years in exchange for the cancellation of 240,000 options to purchase the Company's common stock at $2.50 per share. Each of the above issuances of common stock was valued at $3.50 per share less the previously recorded compensation where warrants were returned.

               During 1997, the company exchanged 114,800 shares of its common stock for 57,400 shares and 57,400 purchase warrants of the stock of Cowboys Concert Hall Arlington, Inc. ("Cowboys"). The individual shareholders of the Cowboys' stock had participated in a private placement conducted by Cowboys in Fall 1995 to raise funds for Cowboys to pay its expense in connection with a proposed merger between Cowboys and the Company which did not occur.(See Note 2 for further details).

               During 1998, the Company converted its notes payable to a former officer of the Company and a shareholder and the related accrued interest in the amount of $400,000 into 40,000 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock provides for a par value of $10 per share; a 10% cumulative annual dividend, payable quarterly; conversion into the Company's common stock at the rate of $1 per share; and redemption by the Company at the rate of up to 10,000 shares annually on each anniversary date for four years.

               During 1998, the Company agreed to convert the Company's note payable to a limited partnership in the amount of $160,000 into 16,000 shares of Series B Cumulative Convertible Preferred Stock. The Series B Preferred provides for a par value of $10 per share; a 12% cumulative annual dividend, payable quarterly; conversion into the Company's common stock at the rate of $1 per share; and redemption of the preferred stock funded in the amount of $5,000 monthly.

               During 1998, the Company settled a lawsuit for $92,808 in cash, a note payable of $74,000 and 100,000 shares of the Company's stock valued at $50,000.(See Notes 6 & 14 for further details).
          14).

(9)      INCOME TAXES

              As of December 31, 1998 and 1997, the Company's deferred tax assets were as follows:

                                                                  1998                1997
                                                                  ----                ----
              Tax over book basis of fixed and
                intangible assets                              $  209,635         $  280,736
              Impairment of long-lived assets                           -             92,601
              Leases with scheduled rent increases                 48,391             42,787
              Net operating loss carryforwards                    935,972            835,704
              Charitable contribution carryforwards                 1,549              1,656
                                                               ----------         ----------
                                                                1,195,547          1,253,484
              Valuation allowance                                (827,807)          (836,074)
                                                               ----------         ----------
              Net deferred tax asset                              367,740            417,410
              Current asset                                      (102,000)          (309,677)
                                                               ----------         ----------
              Long-term asset                                  $  265,740         $  107,733
                                                               ==========         ==========

               Realization of the deferred tax asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and other positive timing differences can be offset. Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the net operating loss carryforward and other positive timing differences and has therefore reduced the deferred tax asset by a valuation allowance.

               Deferred income taxes resulting from temporary differences in the recognition of income and expense from tax and financial reporting purposes are as follows:

                                                                  1998               1997
                                                                  ----               ----
              Differences between book and
                 tax depreciation                              $ (71,101)         $  65,387
              Impairment of long-lived assets                    (92,601)          (591,428)
              Leases with scheduled rent increases                 5,604            (10,134)
              Net operating loss carryforwards                   100,268            786,138
              Charitable contribution carryforwards                 (107)             1,656
                                                               ---------          ---------
                                                                 (57,937)           251,619
              Change in valuation allowance                        8,267           (167,830)
                                                               ---------          ---------
              Net deferred tax (expense) benefit               $ (49,670)         $  83,789
                                                               =========          =========

               Components of the provision for income taxes attributable to continuing operations are as follows:

                                                                 1998               1997
                                                                 ----               ----
              Current income tax benefit                       $      -           $      -
              Deferred income tax (expense) benefit             (49,670)            83,789
                                                               --------           --------
                                                               $(49,670)          $ 83,789
                                                               ========           ========

               The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended December 31, 1998 and 1997:

                                                                  1998                 1997
                                                                  ----                 ----
              United States statutory rate                       (34.0)%            (34.0)%
              State income taxes, net of federal
                 income tax benefit (cost)                        (3.0)              (3.0)
              Increase (decrease) in valuation
                 Allowance                                        44.5               14.2
              Other                                                (.1)              15.7
                                                                  -----             ------
                                                                   7.4%              (7.1)%
                                                                  =====             ======


               At December 31, 1998, the Company has a net operating loss carryforward of approximately $2,855,519, which commences expiring in 2012.

(10)      EARNINGS PER SHARE

               Basic earnings per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming the conversion of the Series A and B Preferred Stocks, which are considered to be common stock equivalents. Net income has been adjusted for dividends on convertible preferred stock. The number of shares used in computing basic earning per share were 4,266,022 and 3,619,162 in 1998 and 1997 respectively.

               Diluted earnings per share for 1998 was computed taking into effect the stock options and warrants outstanding during 1998. Options and warrants were not taken into consideration in computing diluted earnings per share in 1997 because their effects were antidilutive.

               As of December 31, 1998, the Company had the following options and warrants outstanding:

          Stock Options

          55,000 shares exercisable at $2.00 per share through June 30, 1999 75,000 shares exercisable at $0.75 per share through March 30, 2002
         420,000 shares exercisable at $0.75 per share through December 11, 2002 127,000 shares exercisable at $0.75 per share through December 30, 2003

          Warrants

          40,000 shares exercisable at $6.60 per share through April 25, 1999 60,000 shares exercisable at $6.00 per share through June 30, 1999 75,000 shares exercisable at $0.75 per share through February 16, 2001
         240,000 shares exercisable at $0.75 per share through February 18, 2001 100,000 shares exercisable at $1.00 per share through February 18, 2001 440,000 shares exercisable at $0.75 per share through June 30,2003
          20,000 shares exercisable at $0.75 per share through November 15, 2003

               In total the Company had options and warrants outstanding totaling 677,000 shares and 975,000 shares respectively. Thus the Company used 5,472,522 shares in computing its diluted earnings per share for 1998.


(11)      ATOMIC BURRITO, INC.

               On June 19, 1998 the Company formed Atomic Burrito, Inc. ("Atomic Burrito") as a wholly owned subsidiary. Atomic Burrito will be used to develop its new restaurant concept which features a Mexican menu emphasizing fresh ingredients and made-to-order burritos.

               During 1998, Atomic Burrito entered into license agreements for two restaurants to be located in Stillwater and Norman Oklahoma. These licensing agreements call for licensing fees of $10,000 per restaurant and royalty fees of 2% of the licensee's gross receipts from the restaurant. Although these restaurants were opened in 1998, no fees were accrued or monies received during 1998.

               Subsequent to year end, the Company entered into a third licensing agreement for a restaurant to be located in Longview, Washington. This licensing agreement called for a $15,000 licensing fee and 3% of the licensee's gross receipts from the restaurant.

               On October 27, 1998, the company entered into a joint venture agreement with New York Bagel Enterprises, Inc.("New York Bagel") to form a limited liability company to convert, own finance and operate restaurant facilities. New York Bagel is to contribute its leases and leasehold improvements on each facility to be developed and the Company is to contribute funds sufficient to cover the conversion costs of the facility along with sufficient funds to cover pre-opening expenses, limited to $150,000 per restaurant, with any required funding in excess of $150,000 to be split 60 % to the Company and 40% to New York Bagel. During 1998, no restaurants were opened under this joint venture agreement.


(12)      LEASE COMMITMENTS

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

               Rent expense for the years ended December 31, 1998 and 1997 amounted to $513,315 and $614,522, respectively. Rent expense for 1998 is net of $13,500 for rental income received.

               Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 for each of the next five years and in the aggregate are:

         Years ending December 31,                                      Amount
         -------------------------                                      ------
         1999                                                         $  531,192
         2000                                                            533,447
         2001                                                            533,682
         2002                                                            502,287
         2003                                                            491,832
         Thereafter                                                        5,400
                                                                      ----------
                                                                      $2,597,840
                                                                      ==========

(13)      Litigation

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

(14)      OFFERING COSTS

          In September 1997, the Company terminated its agreement with an underwriter to offer preferred stock to the public due to nonperformance by the underwriter. The Company's costs associated with the offering of $374,653 have been charged to operations.

(15)      RECLASSIFICATIONS

          Certain   amounts  on  the  1997   financial   statements   have  been
          reclassified in order to be consistent with the 1998 presentation.

(16)      SUBSEQUENT EVENTS

          The $600,000 note receivable received in connection with the sale of the Indianapolis Club due on February 6, 1999, from an affiliated partnership was not paid when due. This note receivable was due to Western Country Club 1, Ltd., an 80% owned partnership. The note was collateralized by 732,191 shares of the Company's common stock for which the borrower had the right to assign the stock back to the partnership in lieu of payment of this debt. On April 14, 1999, a three party agreement was reached with the borrower, whereby an unrelated third party agreed to purchase 585,753 shares of the borrowers stock for $480,000 payable in the form of a $480,000 6% per annum note due in two years. The remaining 146,438 shares of stock held as collateral on the original note are to be assigned to the Indy Partnership. The Indy Partnership agreed to accept the $480,000 note from the unrelated third party in full settlement of the remaining $480,000 balance due on the note. Management of the Indy Partnership intends to liquidate the Partnership by distributing 146,438 shares of common stock of Western Country Clubs, Inc. to the unrelated partners and assigning the $480,000 note from the unrelated third party to Western Country Clubs, Inc.

          For reporting purposes, $480,000 of this note receivable was reflected as long-term as of December 31, 1998.

          On February 24, 1999, the Company implemented a Bonus Compensation Plan. This plan calls for the Company to pay a bonus of $10,000 per store for all Atomic Burrito stores, excluding licensed operations, opened by the Company to Mr. James Blacketer, the Company's president. In addition, Mr. Blacketer is to receive a bonus of $15,000 for each ten Atomic Burrito units opened by the Company, whether owned by the Company in full or in part, or licensed by the Company. Once the Company has fifty units opened, Mr. Blacketer shall receive a bonus of $50,000: and if pre-tax earnings exceed $1,000,000, then Mr. Blacketer shall receive a bonus of $75,000.

          This bonus plan is effective for 1999 and 2000 provided that Mr. Blacketer remain as president and CEO of the COmpany during that time. All payments to be paid under this bonus plan will first be applied to any amounts owed by Mr. Blacketer to the Company. At December 31, 1998, Mr. Blacketer owed the Company $143,340.