Form 10QSB
period 1999-03-31
WESTERN COUNTRY CLUBS INC
filed 1999-05-17
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                         Commission File Number: 0-24058

                           WESTERN COUNTRY CLUBS, INC.
             (Exact name of registrant as specified in its charter)

                  Colorado                      84-1131343
  (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

  1601 NW Expressway, Suite 1610
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


         Shares of Common Stock, $.01 par value,
         outstanding as of March 31, 1999        3,734,721

         Traditional Small Business Disclosure Format: Yes  [X]  No [ ]

                           WESTERN COUNTRY CLUBS, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1        Financial Statements

                  Consolidated Condensed Balance Sheet - March 31, 1999

                  Consolidated Condensed Statements of Income -
                  For the Three Months Ended March 31, 1999 and 1998

                  Consolidated Condensed Statements of Stockholders Equity - For the Three Months Ended March 31, 1999 and 1998

                  Consolidated Condensed Statements of Cash Flows - For the Three Months Ended March 31, 1999 and 1998

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

                                 MARCH 31, 1999

ASSETS
Current assets:
     Cash                                                          $    263,642
     Accounts receivable                                                 36,995
     Notes and loans receivable                                         823,128
     Notes receivable from related parties                              156,340
     Inventories                                                         67,971
     Prepaid expenses                                                    70,746
     Deferred income taxes                                              102,000
                                                                   -------------
Total current assets                                                  1,520,822
                                                                   -------------
PROPERTY AND EQUIPMENT, at cost
     Land and improvements                                               77,010
     Leasehold improvements                                           1,987,728
     Equipment                                                          528,388
     Furniture and fixtures                                             372,310
                                                                   -------------
                                                                      2,965,436
     Less accumulated depreciation                                   (1,191,419)
                                                                   -------------
Net property and equipment                                             1,774,017
                                                                   -------------
OTHER ASSETS:
     Deferred income taxes                                              265,740
     Goodwill, net of amortization                                        7,420
     Deposits and other                                                  91,997
     Investment                                                          57,400
                                                                   -------------
Total other assets                                                      422,557
                                                                   -------------
Total assets                                                       $  3,717,396
                                                                   =============





                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $    351,227
     Accrued expenses                                                   335,942
     Notes payable - related parties                                     71,447
     Notes payable                                                      589,038
                                                                   -------------
Total current liabilities                                             1,347,654
                                                                   -------------
Minority Interests                                                     337,933
                                                                   -------------
Stockholders' Equity:
     Preferred Stock (Note 2)                                           400,000
     Common Stock, $.01 par value; 25,000,000 shares
        authorized, 3,734,721 shares issued and outstanding              37,347
     Additional paid in capital                                       4,363,739
     Retained (deficit)                                              (2,769,277)
                                                                   -------------
Total stockholders' equity                                            2,031,809
                                                                   -------------
Total liabilities and stockholders' equity                         $  3,717,396
                                                                   =============









                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                           1999                  1998
                                                       ------------          ------------
REVENUES
     Beverage and food sales                           $   924,375           $   828,182
     Admission fees                                        361,827               341,490
     Other revenues                                         98,760                92,378
     Sale of partnership
      interest (Note 3)                                         --               220,000
     Sale of assets (Note 3)                               100,000                64,861
                                                       ------------          ------------
         Total revenues                                  1,484,962             1,546,911
                                                       ------------          ------------

COSTS AND EXPENSES:
     Cost of products and services                         313,663               284,609
     Depreciation and amortization                          67,726                67,448
     Interest                                                8,103                13,019
     General and administrative
      expenses                                             920,880               782,312
                                                       ------------          ------------
    Total costs and expenses                             1,310,372             1,147,388
                                                       ------------          ------------

INCOME BEFORE TAXES
  AND MINORITY INTERESTS                                   174,590               399,523

PROVISION FOR INCOME TAXES                                  59,360                49,670
  CHANGE IN VALUATION ALLOWANCE                            (59,360)                   --
                                                       ------------          ------------
INCOME BEFORE MINORITY INTERESTS                           174,590               349,853

MINORITY INTERESTS IN NET (INCOME)
     OF CONSOLIDATED SUBSIDIARIES                          (12,793)              (24,813)
                                                       ------------          ------------

NET INCOME                                                 161,797               325,040

PREFERRED STOCK DIVIDENDS                                   (3,204)              (12,624)
                                                       ------------          ------------

NET INCOME APPLICABLE TO COMMON STOCK                  $   158,593           $   312,416
                                                       ============          ============

BASIC EARNINGS PER SHARE                               $     0.042           $     0.085
                                                       ============          ============

DILUTED EARNINGS PER SHARE                             $     0.041           $     *
                                                       ============          ============
AVERAGE COMMON AND COMMON EQUIVALENT:
    BASIC SHARES                                         3,734,721             3,680,277
                                                       ============          ============
    DILUTED SHARES                                       3,941,855                 *
                                                       ============          ============

*Anti-dilutive




                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        For the Three Months Ended March 31, 1999 and 1998

                                          Common Stock                               Additional                           Total
                                    -------------------------        Preferred        Paid-in          Retained        Stockholders'
                                      Shares           Amount          Stock          Capital         (Deficit)           Equity
                                    -----------      --------        ---------      -----------      ------------      -------------
Balance, December 31, 1997           3,634,721       $ 36,347        $      --      $ 4,314,739      $ (3,147,227)     $  1,203,859

Preferred stock issued                      --             --          560,000               --                --           560,000

Common stock issued for
   investment                          100,000          1,000               --           49,000               --             50,000

Preferred stock dividends                   --             --               --               --           (12,624)          (12,624)

Net income for the three months
   ended March 31, 1998                     --             --               --               --           325,040           325,040
                                    -----------      --------        ---------      -----------      ------------      -------------

Balance, March 31, 1998              3,734,721       $ 37,347        $ 560,000      $ 4,363,739      $ (2,834,811)     $  2,126,275
                                    ===========      ========        =========      ===========      =============     =============

Balance, December 31, 1998           3,734,721       $ 37,347          545,000      $ 4,363,739      $ (2,927,870)     $  2,018,216

Preferred stock redemption                  --             --         (145,000)              --                --          (145,000)

Preferred stock dividends                   --             --               --               --            (3,204)           (3,204)

Net income for the three months
    ended March 31, 1999                    --            --                --               --            161,797          161,797
                                    -----------      --------        ---------      -----------      ------------      -------------

Balance, March 31, 1999              3,734,721       $ 37,347        $ 400,000      $ 4,363,739      $ (2,769,277)     $  2,031,809
                                    ===========      ========        =========      ===========      =============     =============





                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                      1999            1998
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $   161,797     $   325,040
        Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization                                            67,726          67,068
             Minority interest in earnings of subsidiaries                            12,793          24,813
             Gain on sales of assets                                                (100,000)       (284,861)
             Deferred tax provision                                                   59,360          49,670
             Change in deferred tax valuation allowance                              (59,360)             --
         Changes in assets and liabilities:
             (Increase) decrease in account receivables                               30,808          (7,356)
             (Increase) decrease in inventories                                      (11,457)          4,689
             (Increase) decrease in prepaid expenses                                  34,800         (27,606)
             Increase (decrease) in accounts payable                                  89,144         (65,993)
             Increase in accrued expenses                                             29,603          36,060
                                                                                 ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            315,214         121,524
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to related parties                                                         (13,000)        (28,465)
    Receipts on notes receivable                                                     105,110          38,820
    Advances on notes receivable                                                          --          (5,786)
    Purchase of property and equipment                                              (700,248)         (1,349)
    (Increase) decrease in deposits and other assets                                 (51,691)         10,162
                                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (659,829)         13,382
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                                        (72,700)       (107,797)
    Proceeds from issuance of notes payable                                          475,000          75,000
    Dividends paid on preferred stock                                                 (3,204)        (12,624)
    Partnership distributions to minority interests                                   (1,250)         (3,750)
    Minority interest investments in LLC's                                           150,000              --
    Redemption of preferred stock                                                   (145,000)             --
                                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  402,846         (49,171)
                                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                       58,231          85,735
CASH AT BEGINNING OF PERIOD                                                          205,411          85,949
                                                                                 ------------    ------------
CASH AT END OF PERIOD                                                            $   263,642     $   171,684
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during the period                                              $     8,103     $    39,758
                                                                                 ============    ============





                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note 1

     In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flow for the three months ended March 31, 1999 and 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2

     On January 1, 1998, two notes payable to a major stockholder totaling $378,275 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock. On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock.

     During February 1999, $145,000 of Series B preferred stock was redeemed at face value.

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

     During March 1999, the Company sold two notes receivable totaling $155,000 plus accrued interest thereon, (previously reserved 100%), for a $100,000 note receivable due March 25, 2000, bearing interest at 6% per annum. This transaction resulted in a gain of $100,000.

                                 PART 1 - Item 2


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                     PART I

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; the development of the "Atomic Burrito" concept; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-QSB. The use in this Form 10-KSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

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

     In June 1998, the Company formed a subsidiary corporation, Atomic Burrito, Inc., through which to develop a new restaurant concept. Subsequently, Atomic Burrito, Inc. entered into license agreements for two "Atomic Burrito" restaurants to be located in Stillwater and Norman, Oklahoma, and entered into a third license agreement for a restaurant in Longview, Washington. In addition, in October 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc., ("New York Bagel") for the joint development of "Atomic Burrito" restaurants. The agreement provides for New York Bagel to contribute certain of its restaurant locations, including leases, leasehold improvements, and equipment for a 40% interest in the operation, while the Company would contribute up to $150,000 for the remodel and conversion costs, as well as for additional equipment. The agreement also provides for the joint development of a minimum of four and maximum of eight "Atomic Burrito" units over an 18 month period. The first unit opened in March 1999 in Tulsa, Oklahoma, while the second unit opened in April 1999.

     The Company has entered into a letter of intent which was announced publicly on May 10, 1999, whereby the Company intends to acquire substantially all of the assets of New York Bagel Enterprises, Inc. ("NYB"). However, many of the terms of the letter of intent have been, or are anticipated to be, modified as a result of further discussions between the Company and NYB. The Company and NYB are in the process of negotiating the structure of the proposed transaction, and the consummation of the transaction is subject to many contingencies, including, without limitation, negotiation and execution of a definitive agreement, approval of the respective Boards of Directors of the Company and NYB, approval of the shareholders of NYB, and completion of due diligence. There can be no assurance that the proposed transaction will be consummated.


Liquidity and Capital Resources

     As of March 31, 1999, the Company had cash of $263,642, which was generated from operating activities, financing activities and investing activities. This amount represented an increase of $91,958 or 54% from cash at the end of the same period in 1998, and an increase of $58,231 or 28% from cash at the end of 1998. This increase in cash resulted primarily from $315,214 from operations compared to only $121,524 from operations in the prior period, and compared to $108,620 for all of 1998.

     At March 31, 1999, the Company's working capital position (current assets minus current liabilities) was $173,168 compared to $126,983 at year end 1998, an increase of $46,185 or 36%. This increase is primarily due to the Company's increased cash at March 31, 1999, as mentioned above, again a result of improved cash from the Company's operations. This continued improvement in working capital position is indicative of the improvement that management has made during the past year in the Company's operations.

     Property and equipment primarily consists of assets required for the operation of the St. Louis and Wichita clubs, as well as the two Atomic Burrito joint ventures in Tulsa and Wichita. Leasehold improvements increased to $1,987,728; furniture, fixtures and equipment totaled $900,698; with land and improvements totaling $77,010.

     The Company's total liabilities increased from $826,608 at year end 1998 to $1,347,654 at March 31, 1999, primarily reflecting the Company's borrowing of $600,000 from a bank in February, 1999. The purpose of the borrowing was to fund the Company's investing activity as a joint venture partner in the Atomic Burrito restaurants in Tulsa and Wichita, and to allow the Company to redeem its Series B Preferred Stock. The Company has no long term debt at March 31, 1999. Accounts payable and accrued expenses are slightly higher as compared with the end of 1998, primarily due to the effect of the opening of the Atomic Burrito in Tulsa during the quarter and the opening of the Atomic Burrito in Wichita just after the end of the quarter in April, 1999.

     Based upon the results of the first quarter of 1998, the Company's management is comfortable that the existing operations can adequately support the Company's debt level and also support future endeavors.


Results of Operations - Quarter Ended March 31, 1999, Compared to the Quarter Ended March 31, 1998

     For the period ended March 31, 1999, total revenue of the Company decreased slightly by $61,949 or about 4% as compared to the same period in 1998. This decrease reflects the difference in the sale of assets during the same period a year ago and in the current period. Operations income during the current quarter actually increased by $122,912 or about 10% from the first quarter of 1998, mainly due to the improved operations of the clubs. The current quarter is the first quarter in more than two years when it was possible to compare operations with the same operating units, and without a closed unit during or since one of the periods. The increase in revenues reflects management's belief that the improvements in operations are making are being evidenced by the actual financial results. These improvements will continue to enhance the Company's profitability.

     Total costs and expenses during the current period increased from $1,147,388 in the same period in 1998 to $1,310,372. This increase was caused in part by the increase in revenues as well as the costs associated with the development of the Atomic Burrito restaurant concept, which increased the Company's general and administrative expense during the quarter.

     The Company's net income for the current period was $161,797 compared with a net income during the same period a year ago of $325,040. The difference reflects the gain the Company recognized during the first quarter of 1998 of $220,000 on the sale of its partnership interest in Atlanta and the gain of $64,861 on the sale of the Indy Club. Operations income for the quarter was comparable with the prior period after taking out the gains on sales of assets in both periods. Management expects the earnings from operations to continue to improve in the future, and anticipates earnings from its Atomic Burrito operations as they operate during the remainder of 1999.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.  Statement Re:  Computation of Per Share Earnings

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              On January 26, 1999 the Company filed a form 8-K due to a change in auditor.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 1998                   Western Country Clubs, Inc.

                                    By:/s/ James E. Blacketer
                                       ------------------------
                                       James E. Blacketer
                                       President and Chief Financial Officer


                                PART II - Item 2

                                   EXHIBIT 11


                                   EXHIBIT 11



                           WESTERN COUNTRY CLUBS, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31
                                                           1999           1998
                                                      ------------   -----------
BASIC EARNINGS PER SHARE:
Net income                                            $   161,797    $  325,040
Dividends on preferred stock                               (3,204)      (12,624)
                                                      ------------   -----------
Net income applicable to
    common stock                                      $   158,593    $  312,416
                                                      ============   ===========

Shares used in computing basic earnings
    per share                                           3,734,721     3,680,277
                                                      ============   ===========

Basic earnings per common share                       $     0.042    $    0.085
                                                      ============   ===========

DILUTED EARNINGS PER SHARE:
Net income                                            $   161,797    $  325,040
                                                      ============   ===========

Shares used in computing basic earnings
    per share                                           3,734,721     3,680,277

Effect of shares issuable under conversion
    of preferred stock                                     49,422          *

Effect of shares issuable under common stock
    warrants under treasury stock method                   94,160          *

Effect of shares issuable under common stock
    options using treasury stock method                    63,552          *

Shares used in computing diluted earnings
    per share                                           3,941,855          *

Diluted earnings per common share                     $     0.041    $     *
                                                      ============   ===========


* Anti-dilutive