Form 10QSB
period 1999-06-30
WESTERN COUNTRY CLUBS INC
filed 1999-08-13
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                      Commission File Number: 0-24058

                      WESTERN COUNTRY CLUBS, INC.
        (Exact name of registrant as specified in its charter)

               Colorado                      84-1131343
  (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

  1601 NW Expressway, Suite 1610
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


        Shares of Common Stock, $.01 par value,
        outstanding as of August 13, 1999       3,784,721

        Traditional Small Business Disclosure Format: Yes  [X]  No [ ]

                           WESTERN COUNTRY CLUBS, INC.



                                      INDEX


PART I. FINANCIAL INFORMATION

    Item 1     Financial Statements

               Consolidated Condensed Balance Sheet - June 30, 1999

               Consolidated Condensed Statements of Income -
               For the Three Months and Six Months Ended June 30, 1999 and 1998

               Consolidated Condensed Statements of Stockholders Equity -
               For the Three Months and Six Months Ended June 30, 1999 and 1998

               Consolidated Condensed Statements of Cash Flows -
               For the Three Months and Six Months Ended June 30, 1999 and 1998

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

    Item 1     Legal Proceedings

    Item 2     Exhibits and Reports on Form 8-K

                           WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 1999



ASSETS
Current assets:
        Cash                                                             $    178,057
        Accounts receivable                                                    48,690
        Notes and loans receivable                                            775,148
        Notes receivable from related parties                                 177,340
        Inventories                                                            86,209
        Prepaid expenses                                                       20,971
        Deferred income taxes                                                 102,000
                                                                         -------------
                      Total Current Assets                                  1,388,415


PROPERTY AND EQUIPMENT, at cost
        Land and improvements                                                  77,010
        Leasehold improvements                                              1,914,091
        Equipment                                                             676,133
        Furniture and fixtures                                                417,984
                                                                         -------------
                                                                            3,085,218
        Less accumulated depreciation                                      (1,275,174)
                                                                         -------------
NET PROPERTY AND EQUIPMENT                                                  1,810,044

OTHER ASSETS:
        Deferred income taxes                                                 265,740
        Goodwill, net of amortization                                           3,710
        Deposits and other                                                    152,993
        Investments                                                            86,589
                                                                         -------------
                      Total other assets                                      509,032

                                    Total Assets                         $  3,707,491
                                                                         =============








                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
        Accounts payable                                                 $    295,405
        Accrued expenses                                                      337,718
        Notes payable - related parties                                        58,730
        Notes payable                                                         657,836
                                                                         -------------
                      Total current liabilities                             1,349,689
                                                                         -------------
Minority Interests                                                            318,980
                                                                         -------------
Stockholders' Equity
        Preferred Stock (Note 2)                                              400,000
        Common Stock, $.01 par value; 25,000,000 shares
            authorized, 3,784,721 shares issued and outstanding                37,847
        Additional paid in capital                                          4,398,239
        Retained (deficit)                                                 (2,797,264)
                                                                         -------------
                      Total stockholders' equity                            2,038,822
                                                                         -------------
                      Total liabilities and stockholders' equity         $  3,707,491
                                                                         =============














                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                 1999          1998            1999           1998
                                            ------------  ------------       ------------  ------------
REVENUES
  Beverage and food sales                   $ 1,345,258   $   731,983        $ 2,269,633   $ 1,560,165
  Admission fees                                401,185       307,095            763,012       648,585
  Other revenues                                136,925       105,698            235,685       198,076
  Sale of partnership
      interest (Note 3)                              --            --                 --       220,000
  Gain on sale of  assets (Note 3)                   --            --            100,000        64,861
                                            ------------  ------------       ------------  ------------
    TOTAL REVENUES                            1,883,368     1,144,776          3,368,330     2,691,687
                                            ------------  ------------       ------------  ------------
COSTS AND EXPENSES
  Cost of products and services                 511,068       270,246            824,731       554,855
  Depreciation and amortization                  87,760        67,687            155,486       135,135
  Interest                                       12,591         8,105             20,694        21,124
  General and administrative expense          1,316,638       772,410          2,237,518     1,554,722
                                            ------------  ------------       ------------  ------------
    TOTAL COSTS AND
        EXPENSES                              1,928,057     1,118,448          3,238,429     2,265,836
                                            ------------  ------------       ------------  ------------
INCOME (LOSS) BEFORE TAXES
    AND MINORITY INTERESTS                      (44,689)       26,328            129,901       425,851

INCOME TAX PROVISION (BENEFIT)                  (15,194)           --             44,166        49,670

CHANGE IN VALUATION ALLOWANCE                    15,194            --            (44,166)           --
                                            ------------  ------------       ------------  ------------
INCOME (LOSS) BEFORE
    MINORITY INTERESTS                          (44,689)       26,328            129,901       376,181

MINORITY INTERESTS IN NET
   (INCOME) LOSS OF
    CONSOLIDATED SUBSIDIARIES                    16,702        (3,449)             3,909       (28,262)
                                            ------------  ------------       ------------  ------------

NET INCOME (LOSS)                               (27,987)       22,879            133,810       347,919
                                            ============  ============       ============  ============

PREFERRED STOCK DIVIDEND                             --       (14,576)            (3,204)      (27,200)
                                            ------------  ------------       ------------  ------------

COMPREHENSIVE INCOME (LOSS)                 $   (27,987)  $     8,303        $   130,606   $   320,719
                                            ============  ============       ============  ============
EARNINGS (LOSS) PER SHARE                   $       Nil   $       Nil        $      .035   $      .087
                                            ============  ============       ============  ============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                               3,735,270     3,734,721          3,734,997     3,707,649
                                            ============  ============       ============  ============

EARNINGS (LOSS) PER SHARE
    ASSUMING DILUTION                       $       Nil   $       Nil        $      .032   $      .087
                                            ============  ============       ============  ============

WEIGHTED AVERAGE SHARES
    OUTSTANDING - ASSUMING                    3,735,270     3,734,721          4,121,227     3,707,649
                                            ============  ============       ============  ============
    DILUTION

Nil --less than $.01 per share

                             See acompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                 For the Six Months Ended June 30, 1999 and 1998





                                  Common Stock                            Additional                      Total
                             -----------------------       Preferred        Paid-in      Retained      Stockholder's
                               Shares         Amount         Stock          Capital      (Deficit)        Equity
                             ------------------------------------------------------------------------------------------------
Balance December 31, 1997     3,634,721    $  36,347      $     --       $ 4,314,739   $ (3,147,227)   $ 1,203,859

Preferred stock issued             --           --           560,000            --             --          560,000

Common stock issued for
    investment                  100,000        1,000            --            49,000           --           50,000

Preferred stock dividends          --           --              --              --          (27,200)       (27,200)

Net income for the six months
    ended June 30, 1998            --           --              --              --          347,919        347,919
                              ----------   ----------     -----------    ------------   ------------   ------------

Balance June 30, 1998         3,734,721     $ 37,347      $  560,000     $ 4,363,739    $(2,826,508)   $ 2,134,578
                              ==========   ==========     ===========    ============   ============   ============

Balance December 31, 1998     3,734,721     $ 37,347      $  545,000     $ 4,363,739    $(2,927,870)   $ 2,018,216

Preferred stock redemption         --           --          (145,000)           --             --         (145,000)

Preferred stock dividends          --           --              --              --           (3,204)        (3,204)

Issuance of common stock for
   payment of debt               50,000          500            --            34,500           --           35,000
Net income for the six months
    ended June 30, 1999            --           --              --              --          133,810        133,810
                              ----------   ----------     -----------    ------------  -------------   ------------
Balance June 30, 1999         3,784,721    $  37,847      $  400,000     $ 4,398,239   $ (2,797,264)   $ 2,038,822
                              ==========   ==========     ===========    ============   ============   ============

                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                       1999                 1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $   133,810          $   347,919
        Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization                            155,486              135,135
            Minority interest in earnings (loss) of subsidiaries      (3,909)              28,262
            Gain on sales of assets                                 (100,000)            (284,861)
            Deferred tax provision                                      --                 49,670
        Changes in assets and liabilities:
            Decrease in accounts  receivable                          19,113                2,516
            (Increase) decrease in inventories                       (29,695)               4,964
            (Increase) decrease in prepaid expenses                   84,575               (6,070)
                  (Increase)  in deposits and other assets          (112,982)             (14,577)
                                                                 ------------         ------------

            Increase (decrease) in accounts payable                   68,321              (55,229)
            Increase (decrease) in accrued expenses                   31,379              (21,467)
                                                                 ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            246,098              186,262
                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital advance for formation of subsidiary                      (29,189)                --
    Sale of assets                                                      --                 10,000
    Receipts on notes receivable                                     153,090               26,245
    Advances on notes receivable                                     (34,000)             (87,626)
    Purchase of property and equipment                              (820,030)              (7,351)
                                                                 ------------         ------------
   NET CASH  (USED) BY INVESTING ACTIVITIES                         (730,129)             (58,732)
                                                                 ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                       (169,119)            (123,187)
    Proceeds from issuance of notes payable                          627,500               88,000
    Dividends paid on preferred stock                                 (3,204)             (27,200)
    Partnership distributions to minority interests                   (3,500)                --
    Minority interest investments in LLC's                           150,000                 --
    Redemption of preferred stock                                   (145,000)                --
                                                                 ------------         ------------
NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                                             456,677              (62,387)
                                                                 ------------         ------------

NET INCREASE (DECREASE) IN CASH                                      (27,354)              65,143
CASH AT BEGINNING OF PERIOD                                          205,411               85,949
                                                                 ------------         ------------
CASH AT END OF PERIOD                                            $   178,057          $   151,092
                                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during the period                              $    20,694          $     8,030
                                                                 ============         ============
    Income taxes paid during the period                          $      --            $      --
                                                                 ============         ============


                             See accompanying notes.

                           WESTERN COUNTRY CLUBS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note 1

     In the opinion of Western Country Clubs, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flow for the three and six months ended June 30, 1999 and 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2

     On January 1, 1998, two notes payable to a major stockholder totaling $378,275 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock. On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock.

     During February 1999, $145,000 of Series B preferred stock was redeemed at face value. The Company issued 50,000 shares of common stock in payment for $35,000 of professional fees effective June 30, 1999.

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






                                   EXHIBIT 11

                           WESTERN COUNTRY CLUBS, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                                   (UNAUDITED)


                                                Three Months Ended                        Six Months Ended
                                                      June 30                                  June 30
                                              1999                1998                  1999             1998
                                          -------------------------------           -----------------------------
BASIC EARNINGS PER SHARE:
Net income (loss)                         $  (27,987)         $   22,879            $  133,810        $  347,919
Dividends on preferred stock                    --               (14,576)               (3,204)          (27,200)
                                          -----------         -----------           -----------       -----------
Net income applicable to common stock     $  (27,987)         $    8,303            $  130,606        $  320,719
                                          ===========         ===========           ===========       ===========

Shares used in computing basic earnings
    per share                              3,735,270           3,734,721             3,734,997         3,707,649
                                          ===========         ===========           ===========       ===========

Basic earnings per common share               Nil                  Nil              $    0.035        $    0.087
                                          ===========         ===========           ===========       ===========


DILUTED EARNINGS PER SHARE:
Net income (loss)                         $  (27,987)         $   22,879            $  133,810        $  347,919
                                          ===========         ===========           ===========       ===========
Shares used in computing basic earnings
    per share                              3,735,270           3,734,721             3,734,997         3,707,649
Effect of shares issuable under:
Conversion of preferred stock                   *                   *                   44,685              *
Common stock warrants under
    treasury stock method                       *                   *                  204,221              *
Common stock options under
    treasury stock method                       *                   *                  137,324              *
                                          -----------         -----------           -----------       -----------

Shares used in computing diluted earnings
    per share                              3,735,270           3,734,721             4,121,227         3,707,649
                                          ===========         ===========           ===========       ===========

Diluted earnings per common share              Nil                  Nil             $    0.032        $    0.087
                                          ===========         ===========           ===========       ===========

*Anti-dilutive

Nil  -  Less than $.01

                                 PART 1 - Item 2


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB under "Part I, Item 2. Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Western Country Clubs, Inc. (the "Company") and its nightclubs to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for the "Atomic Burrito" concept; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with, government regulations; regional weather conditions; construction schedules; and other factors. The use in this Form 10-QSB of such words as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but they are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop the Company's core business of nightclubs and restaurants.

     The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Report.

General

The Company commenced operations in April 1993 with a country-western nightclub in Indianapolis, Indiana (the "Indy Club"). In April 1994 the company opened a nightclub in a suburb of St. Louis, Missouri (the "St. Louis Club"). The Company financed these clubs through limited partnerships in which it was the general partner. In May 1994 the Company completed its initial public offering of securities and subsequently purchased the partners' interest in the St. Louis Club and purchased and/or developed nightclubs in Tucson, Arizona and in Atlanta, Georgia. Subsequently, all of these clubs except the St. Louis Club were closed and sold due to a lack of profitability.

Today the Company's focus is on the development of its "Fresh-Mex" restaurant concept, Atomic Burrito, which the Company began in 1998 through the efforts of current management. The concept has been successful in the initial restaurants which have been opened. The Company has also applied for trademark protection from the United States Trademark and Patent Office, with no final determination made as of June 30, 1999. As of that date, the Company has five (5) Atomic Burrito restaurants in operation, three of which are "licensed" to third-party owner/operators, and the other two being joint-ventures wherein the Company has a 60% ownership interest. In addition, a sixth Atomic Burrito restaurant is under construction in Houston, Texas, in which the Company will have a 50% joint-venture ownership interest. The Company also currently operates two country-western themed nightclubs known as "InCahoots" in St. Louis and in Wichita, Kansas.

Current management came into control of the Company in September 1996 when then President and largest shareholder Troy H. Lowrie entered into a Stock Purchase Agreement whereby (i) Red River Concepts, Inc., a Delaware corporation ("Red River"), or its designees would acquire in three installments 1,300,000 shares of Mr. Lowrie's common stock; (ii) new management assumed control of the operations of the Company; and (iii) James E. Blacketer, current Company
President, and Joe R. Love, current Company Board Chairman, both directors at the time of Red River, were appointed to the Company's Board of Directors. The change of control was completed in October 1996.

Subsequently, on December 16, 1996, new management acquired a nightclub in Wichita, Kansas (the "Wichita Club") for 400,000 shares of the Company's Common Stock and assumption of $150,000 in debt. The Wichita Club was owned in part by entities affiliated with Blacketer and Love, directors of the Company. See Item 12, "Certain Relationships and Related Transactions."

In June 1998, the Company formed a subsidiary corporation, Atomic Burrito, Inc. through which to develop its new restaurant concept. Subsequently, Atomic Burrito, Inc. entered into license agreements for two "Atomic Burrito" restaurants to be located in Stillwater and in Norman, Oklahoma, and entered into a third license agreement for a restaurant in Longview, Washington. In addition, in October 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc., ("New York Bagel") for the joint development of "Atomic Burrito" restaurants. The agreement provides for New York Bagel to contribute certain of its restaurant locations, including leases, leasehold improvements and equipment for a 40% interest in the operation, while the Company would contribute up to $150,000 for the remodel and conversion costs, as well as for additional necessary equipment. The agreement also provides for the joint development of a minimum of four and maximum of eight "Atomic Burrito" restaurants over an 18 month period. The first Atomic Burrito restaurant pursuant to this agreement opened in March 1999 in Tulsa, Oklahoma, while the second restaurant opened in April 1999 in Wichita, Kansas.

The Company has also entered into a letter of intent which was announced publicly on May 10, 1999, whereby the Company intends to acquire substantially all of the assets of New York Bagel. However, many of the terms of the letter of intent have been, or are anticipated to be, modified as a result of further discussions between the Company and New York Bagel. The Company and New York Bagel are in the process of negotiating the structure of the proposed transaction, and the consummation of the transaction is subject to many contingencies, including without limitation, negotiation and execution of a definitive agreement, approval of the respective Boards of Directors of both parties to the proposed transaction, approval of the shareholders of New York Bagel, and completion of due diligence. At June 30, 1999, both companies were continuing with due diligence and still in negotiations regarding certain terms of the proposed transaction. There can be no assurance that the proposed transaction will be consummated.


Liquidity and Capital Resources

As of June 30, 1999, the Company had cash of $178,057, which was generated from operating activities, financing activities and investing activities. This amount represents a decrease of $85,585 or 32% from cash at the end of the first quarter of 1999, which resulted primarily from increased expenditures for the construction of the Atomic Burrito restaurants in Wichita and in Houston during the quarter, as well as continuing costs of developing the Atomic Burrito concept and of hiring and training additional personnel for the future Atomic Burrito restaurants.

At June 30, 1999, the Company's working capital position (current assets minus current liabilities) was $38,726 compared to $173,168 at the end of the first quarter of 1999. This decrease is primarily due to associated costs incurred in the construction and opening of the Atomic Burrito restaurants in Wichita and Houston during the quarter, as well as increased payables and short-term liabilities which resulted therefrom. This is an expected condition due to the continued construction and development of the Atomic Burrito restaurants, and management does not believe this decrease in working capital position impairs the Company's ability to continue its business in a normal course.

Property and equipment primarily consists of assets required for the operation of the St. Louis and Wichita nightclubs, as well as the two Atomic Burrito joint ventures in Tulsa and Wichita. Leasehold improvements totaled $1,914,091 at the end of the quarter; furniture, fixtures and equipment totaled $1,094,087; and land and improvements totaled $77,010. The furniture, fixtures and equipment increased by $193,389 during the quarter, which was due primarily to the new Atomic Burrito restaurants opened and/or under construction during the quarter.

The Company's total liabilities at June 30, 1999 totaled $1,349,689, a slight increase of $2,035 from March 31, 1999. The total liabilities reflect accounts payable, accrued expenses and notes payable. The notes payable of $657,836 primarily reflect the Company's borrowings from a bank to finance the construction of the Tulsa and Houston Atomic Burrito restaurants, as well as borrowings from a different bank to finance construction of the Wichita Atomic Burrito restaurant. The Company continues to have no long term debt as of June 30, 1999. The combined total of accounts payable and accrued expenses are $54,046 less than the total at March 31, 1999, indicative of the Company's continued ability to pay its bills and expenses.

Based on the results of the second quarter of 1999, company management is comfortable that the existing operations can adequately support the Company's debt level and also support future endeavors.


Results of Operations - Quarter Ended June 30, 1999, Compared to the Quarter Ended June 30, 1998

For the period ended June 30, 1999, total revenue of the Company increased by $738,592 to $1,883,368 as compared to $1,144,776 for the prior years period. This increase resulted primarily from the additional revenues generated by the Tulsa and Wichita Atomic Burrito restaurants, both of which were open during the quarter, as well as increased revenue from the two nightclubs. The increase in revenue at the nightclubs is indicative of management's continued improvement of the operations at the two nightclubs. While it is too early to judge the results of the Atomic Burrito restaurants, both the Tulsa and Wichita restaurants have generated revenue that met an/or exceeded management's expectations.

Total costs and expenses during the current period increased by $809,609 to $1,928,057 as compared with $1,118,448 during the prior period, reflecting the opening costs associated with the Atomic Burrito restaurants opened during the quarter, as well as continuing costs of developing the Atomic Burrito concept and costs of hiring and training additional personnel for the future Atomic Burrito restaurants. Also, improved operations at the two nightclubs, resulting in higher income, therefore also resulted in higher expenses at the nightclubs, thus contributing to the higher total costs and expenses during the quarter.

The Company's net loss for the current period of ($27,987) is slightly less than the Company's income of $22,879 for the same period a year ago. The primary reasons for the loss during the quarter were the development costs of the Atomic Burrito concept, start-up costs and pre-opening and opening expenses of the Wichita Atomic Burrito restaurant, as well as training and other costs which were charged during the quarter. Management does not believe that the loss is material nor does it believe that it reflects any problem with the Company's nightclub business or the future of the Atomic Burrito concept. Instead, management believes that the Tulsa and Wichita Atomic Burrito restaurants will contribute profits form their operations in the future quarters, and the nightclubs continue to perform well. Management believes that the third quarter of 1999 will see the Company return to profitability.


Results of Operations - Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

The Company's results for the first six months of 1999 generally reflect the two newly opened Atomic Burrito restaurants as well as continued improved results from the two nightclubs. Revenues for the period increased by $676,643 or 25% as compared to the same period in 1998, totaling $3,368,330 compared to $2,691,687 for the same period last year. Total costs and expenses for the six months ended June 30, 1999 also increased to $3,238,429 from $2,265,836 for the same period in 1998, again reflecting the increased costs and expense of developing the Atomic Burrito concept and the cost of opening the two Atomic Burrito restaurants in Tulsa and Wichita, as well as construction of the Houston restaurant.

The Company's income for the first six months of 1999 of $133,810 compared with income in the same six months of 1998 of $347,919. This decrease in income can be partly attributable to the sale in 1998 of a partnership interest owned by the Company wherein a gain of $220,000 was recognized. Without that gain in 1998, the Company's income for 1999 would reflect a slight increase, again a real positive trend since the Company had substantial expenses during the first six months of 1999 in developing the Atomic Burrito concept, as well as in the opening of the Tulsa and Wichita Atomic Burrito restaurants. These expenses, many of which are non-recurring, should enable the Company to return to profitability during the third and fourth quarters of 1999. Management believes the results of the first six months of 1999 are indicative of the efforts management has made to develop the Atomic Burrito concept, and management believe these efforts will, in the future, allow the Company to be profitable. In addition, management believes that the Atomic Burrito concept will continue to be developed by the Company and will contribute to the overall profitability of the Company in future years. The ability of the Company to raise additional funds for expansion of the Atomic Burrito concept will determine the future profitability of the Company, and management believes it will be successful in its efforts to obtain financing for such expansion.

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


Item 4. Submission of Matters to a Vote of Security Holders

On March 31, 1999 at a specially called Meeting of the Shareholders of the Company, the Shareholders approved a resolution allowing the Board of Directors of the Company to effect a reverse split of the Company's common stock. The need for such authority arose from concern of Company management regarding the Company's ability to continue the listing of its Common Stock on the Nasdaq SmallCap Market. Subsequent to the shareholder vote, the Company met all requirements of Nasdaq SmallCap Market for continued listing and no action was taken by the Company's Board of Directors. However, the authority granted the Board of Directors to effect such a reverse split of the Company's Common Stock extended through the end of calendar 1999. At the present time, the Company has no plans to take any action pursuant to the authority granted by the Shareholders. However, the Company's Board of Directors continues to monitor the Company's listing status with Nasdaq SmallCap Market.

                               SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1999                       Western Country Clubs, Inc.

                                        /s/ James E. Blacketer
                                      -------------------------
                                      By: James E. Blacketer
                                          President and Chief Financial Officer