Form 10QSB
period 1999-09-30
ATOMIC BURRITO INC
filed 1999-11-19
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                      Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
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


        Shares of Common Stock, $.01 par value,
        outstanding as of November 19, 1999       4,814,721

        Traditional Small Business Disclosure Format: Yes  [X]  No [ ]

                              ATOMIC BURRITO, INC.



                                      INDEX


PART I. FINANCIAL INFORMATION

    Item 1     Financial Statements

               Consolidated Condensed Balance Sheet - September 30, 1999

               Consolidated Condensed Statements of Income -
               For the Three Months and Nine Months Ended September 30, 1999 and 1998

               Consolidated Condensed Statements of Stockholders' Equity - For the Nine Months Ended September 30, 1999 and 1998

               Consolidated Condensed Statements of Cash Flows -
               For the Nine Months Ended September 30, 1999 and 1998

               Notes to Consolidated Condensed Financial Statements

    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

    Item 1     Legal Proceedings

    Item 2     Exhibits and Reports on Form 8-K

                              ATOMIC BURRITO, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999



ASSETS
Current assets:
        Cash                                                            $     116,664
        Accounts receivable                                                    43,143
        Notes and loans receivable                                            775,642
        Notes receivable from related parties                                 190,340
        Inventories                                                           110,369
        Prepaid expenses                                                       49,203
        Deferred income taxes                                                 102,000
                                                                        ---------------
                      Total Current Assets                                  1,387,361


PROPERTY AND EQUIPMENT, at cost
        Land and improvements                                                  77,010
        Leasehold improvements                                              1,875,918
        Equipment                                                             676,133
        Furniture and fixtures                                                428,865
                                                                        ---------------
                                                                            3,057,926
        Less accumulated depreciation                                      (1,359,895)
                                                                        ---------------
               NET PROPERTY AND EQUIPMENT                                   1,698,031
                                                                        ---------------

OTHER ASSETS:
        Deferred income taxes                                                 265,740
        Deposits and other                                                    248,370
        Investments                                                           231,403
                                                                        ---------------
                      Total other assets                                      745,513
                                                                        ---------------

                                    Total Assets                        $   3,830,905
                                                                        ===============

                             See accompanying notes.
                              ATOMIC BURRITO, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
        Accounts payable                                                $     314,261
        Accrued expenses                                                      320,344
        Notes payable - related parties                                        45,082
                                                                        ---------------
        Notes payable                                                         817,958
                                                                        ---------------
                      Total current liabilities                             1,497,645

Minority Interests                                                            327,154

Stockholders' Equity
        Preferred Stock (Note 2)                                              400,000
        Common Stock, $.01 par value; 25,000,000 shares
            authorized, 3,814,721 shares issued and outstanding                38,147
        Additional paid in capital                                          4,420,439
        Retained (deficit)                                                 (2,852,480)
                                                                        ---------------
                      Total stockholders' equity                            2,006,106
                                                                        ---------------
                      Total liabilities and stockholders' equity        $   3,830,905
                                                                        ===============

                             See accompanying notes.
                              ATOMIC BURRITO, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                         1999           1998                 1999          1998
                                    -------------  -------------        -------------  -------------
REVENUES
  Beverage and food sales           $  1,358,585   $    794,031         $  3,628,218   $  2,354,196
  Admission fees                         366,404        407,171            1,129,416      1,055,756
  Other revenues                          85,104         78,887              320,789        276,963
  Sale of partnership
      interest (Note 3)                       --             --                   --        220,000
  Sale of fixed assets (Note 3)               --             --              100,000         64,861
                                    -------------  -------------        -------------  -------------
    TOTAL REVENUES                     1,810,093      1,280,089            5,178,423      3,971,776
                                    -------------  -------------        -------------  -------------

COSTS AND EXPENSES
  Cost of products and services          455,728        305,317            1,280,459        860,172
  Depreciation and amortization           88,431         67,821              243,917        202,956
  Interest                                24,043          6,911               44,737         28,035
  General and administrative
      expenses                         1,273,682        780,933            3,511,200      2,335,655
                                    -------------  -------------        -------------  -------------
    TOTAL COSTS AND
        EXPENSES                       1,841,884      1,160,982            5,080,313      3,426,818

INCOME (LOSS) BEFORE TAXES
    AND MINORITY INTERESTS               (31,791)       119,107               98,110        544,958

PROVISION (BENEFIT) FOR
    INCOME TAXES                         (10,809)            --               33,357         49,670

CHANGE IN VALUATION
    ALLOWANCE                             10,809             --              (33,357)            --
                                    -------------  -------------        -------------  -------------

INCOME (LOSS) BEFORE
    MINORITY INTERESTS                   (31,791)       119,107               98,110        495,288

MINORITY INTERESTS IN NET
   (INCOME) OF CONSOLIDATED
    SUBSIDIARIES                         (13,424)        (5,708)              (9,515)       (33,970)
                                    -------------  -------------        -------------  -------------

NET INCOME (LOSS)                        (45,215)       113,399               88,595        461,318

PREFERRED STOCK DIVIDEND                 (10,001)       (14,800)             (13,205)       (42,000)
                                    -------------  -------------        -------------  -------------

COMPREHENSIVE INCOME (LOSS)         $    (55,216)  $     98,599         $     75,390   $    419,318
                                    =============  =============        =============  =============

EARNINGS (LOSS) PER SHARE           $      (.014)  $       .026         $       .020   $       .113
                                    =============  =============        =============  =============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                        3,805,917      3,734,721            3,758,897      3,717,138
                                    =============  =============        =============  =============

EARNINGS (LOSS) PER SHARE
    ASSUMING DILUTION               $      (.014)  $       .026         $       .018   $       .113
                                    =============  =============        =============  =============

WEIGHTED AVERAGE SHARES
    OUTSTANDING - ASSUMING DILUTION    3,805,917      3,734,721            4,235,325      3,717,138
                                    =============  =============        =============  =============

                             See accompanying notes.

                              ATOMIC BURRITO, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 1999 and 1998



                                    Common Stock                           Additional                           Total
                                ----------------------       Preferred       Paid-in         Retained        Stockholders'
                                Shares         Amount         Stock          Capital         (Deficit)          Equity
                              -----------   ----------      ----------     -----------      ------------     -------------
Balance, December 31, 1997     3,634,721     $ 36,347            --        $ 4,314,739      $(3,147,227)     $  1,203,859

Preferred stock issued            --             --           560,000           --               --               560,000

Preferred stock redeemed          --             --            (7,500)          --               --                (7,500)

Common stock issued for
    investment                   100,000        1,000            --             49,000           --                50,000

Preferred stock dividends         --             --              --             --              (42,000)          (42,000)

Net income for the nine months
    ended September 30, 1998      --             --              --             --              461,318           461,318
                              -----------   ----------      ----------     -----------      ------------     -------------

Balance, September 30, 1998    3,734,721     $ 37,347       $ 552,500      $ 4,363,739      $(2,727,909)     $  2,225,677
                              ===========   ==========      ==========     ===========      ============     =============

Balance December 31, 1998      3,734,721     $ 37,347       $ 545,000      $ 4,363,739      $(2,927,870)     $  2,018,216

Preferred stock redemption        --             --          (145,000)          --               --              (145,000)

Preferred stock dividends         --             --              --             --              (13,205)          (13,205)

Issuance of common stock          30,000          300            --             22,200           --                22,500

Issuance of common stock for
   payment of debt                50,000          500            --             34,500           --                35,000

Net income for the nine months
    ended September 30, 1999      --             --              --             --               88,595            88,595
                              -----------   ----------      ----------     -----------      ------------     -------------

Balance September 30, 1999     3,814,721     $ 38,147       $ 400,000      $ 4,420,439      $(2,852,480)     $  2,006,106
                              -----------   ----------      ----------     -----------      ------------     -------------

                             See accompanying notes.

                              ATOMIC BURRITO, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                  1999                 1998
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $    88,595          $   461,318
        Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating activities:
            Depreciation and amortization                                         243,917              202,956
            Minority interest in earnings (loss) of subsidiaries                    9,515               33,970
            Gain on sales of assets                                              (100,000)            (284,861)
            Deferred tax provision                                                   --                 49,670
        Changes in assets and liabilities, net of effects of sales of assets
            (Increase) decrease in account receivables                             24,660              (22,169)
            (Increase) decrease in inventories                                    (53,855)               9,068
            Decrease in prepaid expenses                                           56,343               10,639
            Increase in deposits and other                                       (208,359)             (16,995)
            Increase (decrease) in accounts payable                                87,177             (101,786)
            Increase (decrease) in accrued expenses                                14,005              (18,992)
                                                                              ------------         ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  161,998              322,818
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated entities                                        (174,003)               --
    Sale of assets                                                                  --                  10,000
    Net change in notes receivable                                                105,596              (75,992)
    Purchase of property and equipment                                           (792,738)             (13,827)
                                                                              ------------         ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 (861,145)             (79,819)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock options exercised                                                        22,500                --
    Payments on notes payable                                                    (245,145)            (160,451)
    Proceeds from issuance of notes payable                                       850,000               88,000
    Dividends paid on preferred stock                                             (13,205)             (42,000)
    Partnership distributions to minority interests                                (8,750)             (10,000)
    Redemption of preferred stock                                                (145,000)              (7,500)
    Minority investment in LLC's                                                  150,000                --
                                                                              ------------         ------------
NET CASH USED BY FINANCING ACTIVITIES                                             610,400             (131,951)
                                                                              ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                   (88,747)             111,048
CASH AT BEGINNING OF PERIOD                                                       205,411               85,949
                                                                              ------------         ------------
CASH AT END OF PERIOD                                                         $   116,664          $   196,997
                                                                              ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during the period                                           $    44,737          $    21,409
                                                                              ============         ============
    Income taxes paid during the period                                       $     --             $     --
                                                                              ============         ============


                             See accompanying notes.
                              ATOMIC BURRITO, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note 1

     In the opinion of Atomic Burrito, Inc. (formerly Western Country Clubs, Inc.) (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flow for the three months and nine months ended September 30, 1999 and September 30, 1998. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2

     On January 1, 1998, two notes payable to a major stockholder totaling $378,275 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock. On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock.

     During February 1999, $145,000 of Series B preferred stock was redeemed at face value. The Company issued 50,000 shares of common stock in payment for $35,000 of professional fees effective June 30, 1999. In July 1999, stock options for 30,000 shares of common stock were exercised at a price of $ .75 per share.

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

                                   EXHIBIT 11

                              ATOMIC BURRITO, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)


                                                          Three Months Ended            Nine Months Ended
                                                              September 30                  September 30
                                                      --------------------------     -------------------------
                                                           1999         1998            1999          1998
                                                      ------------  ------------     ------------  -----------
BASIC EARNINGS PER SHARE:
Net income (loss)                                     $   (45,215)  $   113,399      $    88,595   $   461,318
Dividends on preferred stock                              (10,001)      (14,800)         (13,205)      (42,000)
                                                      ------------  ------------     ------------  -----------
Net income applicable to common stock                 $   (55,216)  $    98,599      $    75,390   $   419,318
                                                      ============  ============     ============  ===========

Shares used in computing basic earnings per share       3,805,917     3,734,721        3,758,897     3,717,138
                                                      ============  ============     ============  ===========

Basic earnings per common share                       $     (.014)  $      .026      $      .020   $      .113
                                                      ============  ============     ============  ===========

DILUTED EARNINGS PER SHARE:
Net income (loss)                                     $   (55,216)  $    98,599      $    75,390   $   419,318
                                                      ============  ============     ============  ===========

Shares used in computing basic earnings per share       3,805,917     3,734,721        3,758,897     3,717,138
Effect of shares issuable under:
Conversion of preferred stock                                 *             *              *             *
Common stock warrants under treasury stock method             *             *            295,588         *
Common stock options under treasury stock method              *             *            180,840         *
                                                      ------------  ------------     ------------  -----------

Shares used in computing diluted earnings per share     3,805,917     3,734,721        4,235,325     3,717,138
                                                      ============  ============     ============  ===========

Diluted earnings per common share                     $     (.014)  $      .026      $      .018   $      .113
                                                      ============  ============     ============  ===========

*Anti-dilutive

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

The Company has also entered into a letter of intent which was announced publicly on May 10, 1999, whereby the Company intends to acquire substantially all of the assets of New York Bagel. However, many of the terms of the letter of intent have been, or are anticipated to be, modified as a result of further discussions between the Company and New York Bagel. The Company and New York Bagel are in the process of negotiating the structure of the proposed transaction, and the consummation of the transaction is subject to many contingencies, including without limitation, negotiation and execution of a definitive agreement, approval of the respective Boards of Directors of both parties to the proposed transaction, approval of the shareholders of New York Bagel, and completion of due diligence. On September 29, 1999 both companies entered into an agreement terminating both the letter of intent and the joint venture agreement. This agreement also provided for the purchase by the Company of New York Bagel's minority interests of 38% and 40%, respectively, in the Tulsa and Wichita restaurants for $175,000, contingent upon the Company obtaining acceptable financing. At September 30, 1999, such financing had not been obtained. The Company filed an FORM 8-K on October 7, 1999 disclosing this agreement.

On August 31, 1999 at a shareholders meeting, approval was obtained from the shareholders to reincorporate the Company in the State of Oklahoma and to change the name of the Company from Western Country Clubs, Inc. to Atomic Burrito, Inc. These changes were subsequently accomplished in early September, 1999. At the same time, the company's subsidiary Atomic Burrito, Inc. changed its name to Atomic Development, Inc. and the Company's stock symbol was changed by NASDAQ from WCCI to ATOM.

Liquidity and Capital Resources

As of September 30, 1999, the Company had cash of $116,664, which was generated from operating activities, financing activities, and investing activities. This amount represents a decrease of $61,393 or 34% from cash at the end of the second quarter of 1999, which resulted primarily from increased expenditures for the construction of the Atomic Burrito unit in Houston during the quarter, as well as continuing costs of developing the Atomic Burrito concept, the cost of the annual shareholders meeting and the cost of changing the Company's name to Atomic Burrito, Inc., and the cost of hiring and training additional personnel for the future Atomic Burrito restaurants.

As of September 30, 1999, the Company's working capital position (current assets minus current liabilities) was a negative $110,284, compared to $38,726 at the end of the second quarter of 1999. This decrease is primarily due to the associated costs incurred in the construction and opening of the Atomic Burrito restaurant in Houston during the quarter, the increased payables and short-term liabilities which resulted therefrom, and the increased amount of financing for construction of the Houston Atomic Burrito unit, which financing was classified as a current liability, while the corresponding use of the cash is in the Company's investment in the Houston Atomic Burrito joint venture, which is not classified as a current asset. This negative working capital position is an expected result of continued development of the Atomic Burrito concept and results from the method of financing used by the Company for such development, and management does not believe that there is any problem with the Company's ability to continue its business as a result.

Property and equipment primarily consists of assets required for the operation of the St. Louis and Wichita nightclubs, as well as the Atomic Burrito restaurants in Tulsa, Wichita, and Houston. Leasehold improvements totaled $1,875,918 at the end of the quarter, furniture, fixtures and equipment totaled $1,104,998; and land and improvements totaled $77,010. These items are substantially the same as at the end of the second quarter.

The Company's total liabilities at September 30,1999 were $1,497,645, an increase of $147,956 from the end of the second quarter. The total liabilities reflect accounts payable, accrued expenses and notes payable. The notes payable of $817,958 primarily reflect the Company's borrowings from banks to finance the construction of the Atomic Burrito restaurants in Tulsa, Wichita and Houston. The Company continues to have no long term debt at the end of the third quarter, though it is expected that some of the financing will be restructured by the banks during the fourth quarter thus causing some of the notes payable to be classified as long term debt in the future, which will also have a positive effect on the Company's working capital position. The increase in total liabilities during the quarter from the end of the second quarter resulted almost totally from the additional financing for the Houston Atomic Burrito restaurant. The Company's accounts payable increased by only $18,856 during the quarter, indicating continued ability of the Company to pay its bills during the quarter.

Based on the results of the third quarter of 1999, Company management is comfortable that the existing operations can adequately support the Company's debt level in the future and also support future expansion, assuming adequately structured financing.


Results of Operations - Quarter Ended September 30, 1999, Compared to the Quarter Ended September 30, 1998

For the period ended September 30, 1999, total revenue of the Company increased by $530,004 or 41% to $1,810,093 as compared to $1,280,089 for the same period in 1998. This increase resulted primarily from the additional revenues generated by the Tulsa, Wichita Atomic Burrito restaurants, which were not open during the same period in 1998, as well as increased revenue from the Company's two nightclubs. The increase in revenue at the nightclubs continues a trend started earlier this year and is indicative of management's continued improvement in the operations at the nightclubs. The Atomic Burrito restaurants continue to perform well and generate revenues for the Company.

The Company's total costs and expenses during the current period increased by $680,902 or 58% to $1,841,884 as compared with $1,160,982 during the same period in 1998, reflecting additional costs associated with the opening of the Houston Atomic Burrito unit during the quarter, as well as the costs associated with the operation of the Tulsa and Wichita Atomic Burrito units during the quarter. In addition, the Company experienced additional costs of hiring and training personnel for the future Atomic Burrito restaurants. Also, increased business at the nightclubs resulted in increased expenses as well. The increase in costs and expenses for the quarter is normal and was anticipated by management since there were no Atomic Burrito units open during the same period a year ago.

The Company's net loss for the current period of ($45,215) is substantially less than the profit of $113,399 the Company made during the third quarter of 1998. The primary reasons for the loss and the decline from the same period a year ago were the costs of developing the Atomic Burrito concept, start-up costs and pre-opening expenses of the Houston Atomic Burrito restaurant, as well as additional hiring and training costs of new personnel for the Atomic Burrito restaurants. Management does not believe that the loss during the quarter is material nor does management believe that the loss reflects any problem with the Company's basic operations, including its nightclubs and the Atomic Burrito restaurants. On the contrary, management believes that the future of the Atomic Burrito concept is bright and expects to see additional Atomic Burrito units developed in the future. The Atomic Burrito units continue to perform well and generate cash flow for the Company and the Company's nightclubs also show increased profitability. Management expects a bright future and expects the Company to return to profitability in the fourth quarter of 1999.


Results of Operations - Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, total revenues increased by $1,206,647 or 30% to $5,178,423 compared to $3,971,776 for the same nine month period in 1998. This increase in revenues is primarily due to the three Atomic Burrito restaurants which opened during 1999 and were not open in the prior period, as well as to the increased revenues generated by the Company's two nightclubs. Total costs and expenses during the nine months ended September 30, 1999 increased by $1,653,495 to $5,080,313 compared to $3,426,818 in the prior period, again reflecting primarily the increased cost and expense of opening and operating the Atomic Burrito restaurants.

The Company's income for the first nine months of 1999 was $88,595 compared with income of $461,318 for the first nine months of 1998. This decrease in net income can be partly attributed to the sale in 1998 of a partnership interest owned by the Company whereby a gain of $220,000 was recognized. This non-recurring transaction represented almost 50% of the Company's income during the first nine months of 1998 and affects a comparison with 1999 income for the same period. The Company's income for the first nine months of 1999 does reflect the continued cost of expanding the Atomic Burrito concept, and the cost of building an infrastructure to support the growing needs of the concept. Company management believes that the reduction in income for the period as compared to the prior year generally reflects the growth of the Atomic Burrito concept, with three new restaurants built during 1999 to date, with another expected to be built during the fourth quarter of 1999. While management is not pleased with the lower income, it is pleased with the development of the Atomic Burrito concept and believes that the future of the Company is dependent upon continued growth and expansion of the Atomic Burrito concept. In that regard, management recognizes that the Company is sacrificing some profitability in the short term in exchange for long term growth and profitability with the expansion of the Atomic Burrito concept. Therefore, the Company continues to put much of its resources, both monetary and human, into the continued development of the Atomic Burrito concept. Management believes this direction and emphasis will ultimately lead to increased profitability. The ability of the Company to continue to raise capital for the expansion of this concept will determine future profitability of the Company, and management believes it will continue to have success in attracting and generating financing for such expansion.

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

On August 31, 1999 at the Annual Meeting of the Shareholders of the Company, the shareholders elected four directors to serve until the 2000 Annual Meeting of Shareholders, approved a resolution allowing the Company to reincorporate into Oklahoma, and changing the name of the Company to Atomic Burrito, Inc. In addition, the shareholders approved the Company's Omnibus Equity Compensation Plan.

                               SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 1999                     ATOMIC BURRITO, INC.

                                        /s/ James E. Blacketer
                                      -------------------------
                                      By: James E. Blacketer
                                          President and Chief Financial Officer