Form 10QSB/A
period 1999-09-30
ATOMIC BURRITO INC
filed 2000-02-04
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                      Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
        (Exact name of registrant as specified in its charter)

               Oklahoma                      84-1131343
  (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

  1601 NW Expressway, Suite 1610
  Oklahoma City, Oklahoma                               73118
  (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code:  (405) 848-0996


        Check  whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]


        Shares of Common Stock, $.01 par value,
        outstanding as of November 19, 1999       3,814,721

        Transitional Small Business Disclosure Format: Yes  [ ]  No [X]

                              ATOMIC BURRITO, INC.



NO CHANGES MADE TO PART I AND II FROM PREVIOSLY FILED 10QSB.

                               SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 3, 2000                        ATOMIC BURRITO, INC.

                                        /s/ James E. Blacketer
                                      -------------------------
                                      By: James E. Blacketer
                                          President and Chief Financial Officer