Form 10KSB
period 1999-12-31
ATOMIC BURRITO INC
filed 2000-04-14
CIK 916298

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 1999


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

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

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

Revenues of registrant for year ended December 31, 1999:         $6,920,881

Aggregate market value of voting stock held by
non-affiliates as of April 12, 2000                              $4,366,616

Shares of Common Stock, $.01 par value, outstanding
as of April 12, 1999:                                             4,375,721

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                              ATOMIC BURRITO, INC.

                         1999 Form 10-KSB Annual Report

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

       13. Exhibits and Reports on Form 8-K

           Signatures

                                     PART I

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-KSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Automic Burrio, Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; the development of the "Atomic Burrito" concept; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

Item 1.  Description of Business

General

     Atomic Burrito, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989, but had no operations until April 1993. The Company completed its initial public offering in May 1994, from which it received net proceeds of approximately $1.9 million from the sale of 460,000 shares of Common Stock. In late 1996, a change of control took place, which resulted in the replacement of senior management and changes in the Company's operating and growth strategies. The Company's prior strategies focused heavily on cost reduction as the preferred means of improving profitability. Such strategies resulted in lean Club-level management and loss of experienced personnel, low levels of physical facility maintenance and reinvestment, and reduced levels of advertising, promotion and entertainment expense. Current management has replaced much of the Club-level management with more experienced personnel, instituted management training procedures, implemented a cost management system which includes daily unit-level accounting and reporting, improved the sound, light and video systems, increased radio buys within the local markets, and implemented new advertising and in-store promotions. These changes reflect current management's belief that long-term strategies involving greater investment in personnel and physical facilities will produce a superior financial performance. See Item 6."Management's Discussion and Analysis."

        During 1998, after months of searching for a viable restaurant concept to acquire or merge with, the Company developed its own restaurant concept "Atomic Burrito", a quick service "Fresh-Mex" concept featuring a Mexican menu emphasizing fresh ingredients and made-to-order burritos. Utilizing senior management's extensive background in the Mexican segment of the restaurant industry, the Company formed a wholly owned subsidiary corporation, "Atomic Burrito, Inc.", now "Atomic Development, Inc.", and developed a prototype for the concept, including menus, recipes, design, layout, equipment, and other items such as signage, logos, and an operations manual of operating procedures. The Company then entered into License Agreements with an experienced food services operator who opened two "Atomic Burrito" restaurants in 1998, and with another operator who opened a restaurant in Longview, Washington. In December of 1998, the Company entered into a joint venture agreement with a publicly owned company, New York Bagel Enterprises, Inc. ("New York Bagel") for the joint development of additional "Atomic Burrito" restaurants. Pursuant to this agreement, two "Atomic Burrito" restaurants were opened in 1999 in Tulsa, Oklahoma and in Wichita, Kansas. Later, in September, 1999, the Company and New York Bagel agreed to dissolve the joint venture agreement for additional restaurants, and New York Bagel gave the Company the option of buying the interest of New York Bagel in the two restaurants, which has not yet occurred. Also in 1999, the Company opened a "Atomic Burrito" restaurant in Houston, Texas, in partnership with a former employee, and effective December 31, 1999, the Company bought the Norman, Oklahoma restaurant from its Licensee. Subsequent to year-end 1999, the Company opened a wholly owned restaurant in Oklahoma City, Oklahoma. See additional discussion in Item I, "Atomic Burrito Restaurants."

        In August, 1999, shareholders of the Company approved a change of name from Western Country Clubs, Inc. to Atomic Burrito, Inc., and the Company reincorporated in the State of Oklahoma.


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

        The  Company's  current  focus  is on the  development  of  its  "Atomic
Burrito" concept, as evidenced by the recent change of name. With six restaurants currently in operation, including the recently-opened Oklahoma City unit as well as the licensed unit in Longview, Washington, the Company intends to continue the expansion of this concept during 2000. Additional restaurants openings during 2000 are planned in Tulsa, Wichita, Houston and Oklahoma City, in order to command more of a market presence in those areas, along with plans for new units in Dallas and Austin, Texas. The key element in the Company's strategy to develop additional "Atomic Burrito" restaurants is its ability to raise capital for such expansion. To date, the new restaurants have been financed primarily by bank loans and by equipment leases. Management believes that in the future, expansion capital needs to be raised to allow the development of additional restaurants without adding additional debt service requirements. To further that end, the Company is exploring various means to raise additional capital, most likely through the sale of stock, either privately or publicly. The success of these efforts will have a direct effect on the Company's ability to continue to expand the "Atomic Burrito" concept. The Company does not expect to expand its nightclub operations during 2000, since it has closed and sold two clubs in 1997 and 1998, and sold its partnership interest in another club in 1997, and since management's plan for new capital is to expand its restaurant concept.

The St. Louis Club

     The St. Louis Club is located on the I-70 corridor between St. Louis, Missouri and Kansas City, Kansas. The Club occupies roughly one-half of a building which previously housed a Sam's Club wholesale warehouse operation and is in excess of 56,000 square feet making it the largest nightclub in Missouri. This mammoth nightclub operates under the name In Cahoots and features a design with the look and feel of an authentic rustic western town. The Club, with a capacity of almost 3,000, houses a huge dance floor, performance stage, a billiards and video arcade area and several retail stores including Sundance Silver & Hide, which sells wardrobe items, including hats and boots, and the Homestead Store which sells Indian artifacts, clothing and jewelry. Sundance Silver & Hide occupies approximately 800 square feet of the Club, for which it pays $1,200 per month pursuant to an oral agreement with the Company. The Homestead Store occupies approximately 600 square feet of the Club, for which it pays $300 plus 10% of sales per month pursuant to an oral agreement with the Company. The Club also features a walk-up restaurant selling various food items in addition to its extensive drink offerings. The St. Louis Club featured numerous nationally known entertainers during the past year, including such performers as Tracy Lawrence, Lone Star, Chris LeDoux and Willie Nelson.

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

        In March 1999, the Company completed an expansion and addition to the Wichita Club called "Pockets Sports Grill", which is adjacent to the InCahoots club. The 8,000 square foot addition houses a sports bar, grill and pool hall, and features 17 full-size pool tables, 14 big-screen television monitors, a 40-foor bar with a sports ticker tape across the top, and various sports memorabilia. The grill features casual dining items such as tacos, nachos, burritos, quesadillas, charcoaled hamburgers, grilled chicken sandwiches, onion rings and french fries. Pockets Sports Grill is open seven days a week from 11 a.m. until midnight, and allows customers of the InCahoots nightclub to have a place to eat before going to the club. Pockets Sports Grill also allows for customers of the facility to come in for lunch, thus attracting new customers who may not be familiar with the nightclub. Since the facilities are adjacent to the original InCahoots, management gets the benefit of certain economies of scale and is able to operate the grill with some of the same personnel as the nightclub. Management believes that Pockets Sports Grill has been a success during its first year of operation, adding additional revenues to the Wichita operation on a profitable basis.

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

     The Company formed a wholly-owned subsidiary, "Atomic Burrito, Inc.", now Atomic Development, Inc., an Oklahoma corporation, in the summer of 1998, for development of its new restaurant concept. Because of its limited financial resources, the Company opted to develop its prototype restaurants through a "license agreement" whereby an experienced restaurant operator would own and operate the restaurant, using the "Atomic Burrito" name, menu, recipes, logo, layout and design, and utilizing the "Atomic Burrito" operations manual developed by the Company. In return, the licensee would pay the Company's subsidiary (licensor) an initial license fee and an ongoing royalty fee.

     The prototype restaurants, as developed by the Company, are planned to be located in leased premises of approximately 3,500 square feet. Remodeling, construction and equipment costs are estimated at $300,000 to $350,000, though it may be possible to convert an existing restaurant location for less. The restaurants are expected to be open from 11:00 a.m. until 10:00 p.m., and will serve a variety of Mexican menu items, centered around the burrito. The food will be prepared on a serving line, made-to-order as the customer progresses along the line. Some units may offer alcoholic beverages in addition to soft drinks.

     The first two "Atomic Burrito" restaurants were opened in Stillwater and Norman, Oklahoma in the fall of 1998 under license agreements. Subsequent to fiscal year end 1998, the Company entered into an additional license agreement of an "Atomic Burrito" restaurant to be opened in Longview, Washington. In addition, in October of 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc. ("New York Bagel"), for the joint development of up to eight "Atomic Burrito" restaurants. Under the agreement, New York Bagel was to contribute the leased premises, the lease, leasehold improvements and equipment in certain existing New York Bagel restaurants and the Company was to contribute up to $150,000 per restaurant to pay for conversion costs and additional equipment. According to the agreement, the Company would own a 60% interest in the restaurant and New York Bagel would own a 40% interest in the restaurant. The agreement also provides for the development of additional "Atomic Burrito" restaurants over an 18-month period. The first joint venture restaurant under the agreement opened in March 1999 in Tulsa, Oklahoma, with a second restaurant scheduled to open in April 1999 in Wichita, Kansas. In September, 1999, the Company and New York Bagel agreed to terminate any future development under the joint venture agreement, and New York Bagel gave the Company an option to purchase New York Bagel's interest in the Tulsa and Wichita units, which the Company has not yet done. New York Bagel's stated reasons for terminating the joint venture agreement was the lack of expansion capital on the part of either party to the agreement and their desire to pursue a different future direction. Subsequently, New York Bagel filed for Chapter 11 protection under the Federal Bankruptcy statues. The Company has been in contact with the trustee and intends to purchase New York Bagel's interest in the two units.

        During 1999, the Company entered into an agreement with a former employee for the joint development, on a 50%-50% basis, of an "Atomic Burrito" restaurant in Houston, Texas. This restaurant subsequently opened in September, 1999. Management and the Houston partner believe that Houston is a great market for another "Atomic Burrito" restaurant, and have discussed the possibility of opening another 50%-50% restaurant in Houston, but no agreement has been reached at this time. Management does, however, believe that the Company needs to develop additional restaurants in Houston and is committed to opening at least one additional restaurant there during 2000.

        In December 1999, the Company entered into discussions with the licensee which owned the Norman, Oklahoma, "Atomic Burrito" restaurant, regarding the possible purchase of the unit by the Company. The licensee's owners, successful restaurant operators in both Oklahoma and Texas, had previously closed their Stillwater, Oklahoma "Atomic Burrito" restaurant and were in the middle of an expansion of their other restaurant and brew pub operations, which were unrelated to the Company. The licensee approached the Company with the idea of selling the restaurant to the Company in exchange for common stock in the Company. Subsequently, an agreement was reached, effective December 31, 1999, whereby the Company purchased the assets of the licensee and assumed certain liabilities. As part of that transaction, the Company agreed to issue 360,000 shares of the Company's restricted common stock, to the licensee and its owners. The parties valued the transaction, after assumption of certain liabilities, at $270,000.00. Thus at the end of 1999, the Company owned and operated restaurants in Tulsa, Wichita, Houston, and Norman, with a licensed unit in Longview, Washington, and subsequent to year end opened an additional restaurant in Oklahoma City. The Oklahoma City unit is wholly owned by the Company.

Expansion Strategy

     The Company intends to grow primarily by developing its "Atomic Burrito" concept, through license agreements, joint venture developments, and through company-owned restaurants. Additional restaurants may be financed through the formation of limited partnerships, internal funding, bank financing or private and/or public equity or debt offerings, or a combination of the foregoing. The Company may also purchase existing operations, which may be converted into "Atomic Burrito" restaurants through transactions involving the issuance of the Company's stock and/or cash. Several locations for future "Atomic Burrito" restaurants have been identified by management, including locations in Tulsa; Wichita; Dallas, Houston and Austin, Texas; and Kansas City and St. Louis, Missouri.

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

Trademarks

     The Company uses the trademark "In Cahoots" in the operation of its business. This mark is used by others in the operation of businesses throughout the country, including other nightclub operators. Because of these uses, the Company believes that it cannot, nor can its competitors, register the mark with the United States Patent and Trademark office to obtain exclusive, nationwide rights to the mark. The Company believes, however, that it has enforceable common law rights to its mark for use in the immediate trade areas in which the Clubs operate, and it has encountered no claims of trademark infringement. As the Company expands, it may encounter claims of trademark infringement requiring the Company to negotiate license agreements with the prior user or to use other non-infringing trademarks for nightclubs in the affected areas.

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

Employees and Consultants

     As of April 10, 1999, the Company had four full time employees in the corporate office, including James E. Blacketer, President and Chief Executive Officer, and Dominic W. Grimmett, Vice-President of Operations. The Company also had approximately 120 employees in the two nightclubs, and approximately 111 employees in the five "Atomic Burrito" restaurants in Tulsa, Wichita, Houston, Oklahoma City and Norman.

Year 2000 Compliance

        The Company entered 2000 with no Y2K problems. Neither the Company's nightclub operations, its restaurant operations, nor its corporate offices and accounting offices experienced any type of Y2K problem. The Company, therefore, believes that its preparation for this potential problem was adequate and successful.

Item 2.  Description of Properties

     The Company's principal offices are located at 1601 N. W. Expressway, Suite 1610, Oklahoma City, Oklahoma, 73118. The Company's offices occupy approximately 4,200 square feet, for which it pays $2,500 per month pursuant to a lease, which expires in July 2001.

     In August 1993, the Company entered into a lease for nightclub space in St. Louis, Missouri. The lease, which expires in August 2003, is for a 10 acre parcel of land housing a 106,744 square foot building and parking facilities. The rental for the first five years is $22,238 per month, escalating to $26,686 per month for the second five years. The Company has the right to extend the lease for two additional five year periods at increased rental rates. The lease is guaranteed by International Entertainment Consultants, Inc., a company affiliated with Mr. Troy Lowrie. The Company subleases approximately 50,000 feet of this facility for which it receives $18,312 per month under a one year sublease which expires in December, 2000.

     The Wichita Club is leased from Boots, Inc., a 20% limited partner in the In Cahoots Limited Partnership but otherwise unaffiliated with the Company. The lease is for a ten-year term, expiring in the year 2003, with an option to extend the term for two, five-year periods, and requires monthly payments of the greater of $12,500 or 6% of gross sales. The Company during 1999 amended this lease to provide for additional rent of $4,333.00 per month for the Pockets Sports Grill addition.

     On January 1, 1999, the Company entered into a lease agreement for a building in Tulsa, Oklahoma, for the joint development of an "Atomic Burrito" restaurant with New York Bagel. The lease is for five years with three, five year options, with the rental payments being $4,600 per month during the initial term of the lease, and with increases for the three option periods.

     On December 29, 1998, the Company accepted an assignment for a lease on space in Wichita, Kansas from New York Bagel, its then joint venture partner to develop an Atomic Burrito in Wichita. The origianl lease was dated April 7, 1997, covered 2,720 square feet, expired on December 31, 2001, and provided for three-year options to renew at rentals of $3,000 per month, $3,500 per month and $3,800 per month.

     On January 20, 1999, the Company entered into a lease agreement for 3,000 square feet of space in Houston, Texas for the development of the Houston joint venture Atomic Burrito restaurant. The lease rent for five years, with two additional option periods, and calls for rent of $6,500.

     On October 4, 1999, the Company entered into a lease agreement for 4,250 square feet of space in Oklahoma City, Oklahoma, for a company-owned Atomic Burrito restaurant. The lease is for a term of 5 years and 4 months, with two five-year option periods at prices increased from the intitial term rent of $4,227.08 per month.

     The Company carries general liability insurance for the St. Louis Club in the amount of $2,000,000 and $850,000 in property liability coverage. In Cahoots Limited Partnership, owner of the Wichita Club, carries $2,000,000 general liability insurance and building and property insurance coverage in the amount of $1,800,000 and $800,000, respectively. The company maintains for all of its "Atomic Burrito" restaurants general liability insurance of $1,000,000. For the Tulsa restaurant, the company carries building and property insurance coverage in the amounts of $400,000 and $300,000, respectively. For the Wichita restaurant, the company carries building and property insurance coverage of $175,000 and $300,000, respectively. The company also carries property insurance of $450,000 each in Houston and in Oklahoma City. In Norman, the Company carries building and property insurance of $350,000 and $300,000, respectivly.

     The Company maintains $1,000,000 in liquor liability insurance coverage at each of its nightclubs, and at the Atomic Burrito restaurants having liquor licenses, which includes coverage for assault and battery and other risks associated with the nightclub business and with liquor licenses in general

     The Company also maintains various other insurance coverages management deems necessary for the prudent, sound operation of the various properties, including coverage for the loss of business income.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        During fiscal 1999, the Company twice submitted issues to a vote of its shareholders. On March 31, 1999, the Company's shareholders voted to approve a proposal to authorize its Board of Directors to implement a reverse stock split of the Company's common stock, giving the Directors a range of 1.5 to 5 shares of the Company's common stock to be combined, converted and exchanged into one share of the Company's common stock. The authority of the Board as approved by the shareholders continued through the end of 1999. During 1999, after such meeting, the Directors declined to exercise such authority and no reverse stock split occurred.

        On August 31, 1999, the Company's shareholders approved three items submitted by the Board of Directors. First, the shareholders elected four directors to serve until the 2000 annual meeting. Second, the shareholders approved reincorporating the Company in Oklahoma and changing the Company's name to Atomic Burrito, Inc. Third, the shareholders approved the Company's Omnibus Equity Compensation Plan, an employee stock option plan.

        No other matters were submitted to a vote of the Company's shareholders during 1999.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     On April 12, 2000, there were approximately 99 shareholders of record of the Company's Common Stock. Based upon information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceeds 500 as of that date. The Company's Common Stock was approved for listing on the NASDAQ SmallCap MarketSM, effective May 18, 1994, under the symbol "WCCI" which was later changed to "ATOM" in September, 1999. Prior to listing on NASDAQ, the Company's Common Stock briefly traded in the pink sheets.

     The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Company's Common Stock, as reported by NASDAQ:


         1999 Fiscal Year                        High Bid ($)       Low Bid ($)
         -----------------                       ------------       -----------
         First Quarter                               1.0625             .625
         Second Quarter                              1.50              1.00
         Third Quarter                               1.25              1.062
         Fourth Quarter                              1.125              .625

         1998 Fiscal Year
         -----------------
         First Quarter                               1.125              .625
         Second Quarter                              1.125              .5625
         Third Quarter                                .9375             .50
         Fourth Quarter                              1.375              .5625

         On December 31, 1999, the last reported bid and asked prices for the Common Stock were $.8125 and $1.00, respectively.

Revised NASDAQ Listing Requirements

     Effective February 23, 1998, the NASDAQ SmallCap Market implemented revised listing requirements for companies wishing to continue their listing on the exchange. These revised requirements included provisions that listed companies maintain net tangible assets of at least $2 million, public float of at least 500,000 shares with a market value of at least $1 million, and a minimum bid price for the Company's stock of $1 per share. The Company maintained compliance with these NASDAQ listing requirements and expects to continue such compliance in the future.


Dividends

     The Company has never declared a cash dividend with respect to its Common Stock and intends to retain future earnings to support the Company's growth. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company. The Company declared dividends on its preferred stock totaling $13,205 during the year ended December 31, 1999.

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

     In June 1998, the Company formed a subsidiary corporation, Atomic Burrito, Inc., through which to develop a new restaurant concept. Subsequently, Atomic Burrito, Inc. entered into license agreements for two "Atomic Burrito" restaurants to be located in Stillwater and Norman, Oklahoma, and entered into a third license agreement for a restaurant in Longview, Washington. In addition, in October 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc., ("New York Bagel") for the joint development of "Atomic Burrito" restaurants. The agreement provides for New York Bagel to contribute certain of its restaurant locations, including leases, leasehold improvements, and equipment for a 40% interest in the operation, while the Company would contribute up to $150,000 for the remodel and conversion costs, as well as for additional equipment. The agreement also provides for the joint development of a minimum of four and maximum of eight "Atomic Burrito" units over an 18 month period. The first unit opened in March 1999 in Tulsa, Oklahoma, while the second unit opened in April 1999 in Wichita, Kansas.

     In September 1999 the Company and New York Bagel agreed to terminate the joint venture agreement as it related to additional development, and New York Bagel agreed to sale its interest in the two operations in Tulsa and Wichita to the Company. New York Bagel's stated reasons for the termination wre the lack of expansion capital on the part of either of the parties, and their desire to move in a defferent direction. Subsequently, New York Bagel filed for protection under Chapter 13 of the Federal Bankruptcy Statutes. The Company has been in communication with the Trustee, and intends to purchase the interest of New York Bagel in the Tulsa and Wichita Atomic Burrito units.

     In December, the original licensees who had previously opened Atomic Burrito units in Stillwater and Norman, Oklahoma, approached the Company with a plan to sell their Norman restaurant to the Company. They had previously closed their Stillwater restaurant and were in the process of expanding their other restaurant and brew pub operations in both Oklahoma and Texas. Thereafter, the Company entered into an agreement, effective December 31, 1999, to purchase the Norman restaurant from the licensee for the issuance of 360,000 (valued at $270,000) shares of the Company's common stock as well as the assumption of certain liabilities totaling $60,967, giving the transaction a total value of $330,967.

Liquidity and Capital Resources

     Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private securities issuance, and loans from commercial banks, principal shareholders or related persons or entities. During 1999, the Company obtained three different bank loans to help fund its growth and expansion of the Atomic Burrito restaurants. In February 1999, the Company obtained a loan from a commercial bank in Oklahoma City in the amount of $600,000. Part of the proceeds were used to finance the Tulsa Atomic Burrito restaurant and part were used to finance the Houston Atomic Burrito restaurant. The balance of the proceeds were used to retire the Series B issue of Preferred Stock in the approximate amount of $145,000, with the balance being used for working capital.

     Later in 1999, the Company borrowed $200,000 from Bank of America in Wichita, Kansas for the construction of the Wichita Atomic Burrito restaurant. In October, the Company borrowed $300,000 from Guaranty Bank in Oklahoma City for the construction of the Oklahoma City Atomic Burrito restaurant. Guaranty Bank also made the earlier $600,000 loan to the Company described above.

     During 1999 the Company increased its inventories and deposits primarily due to the addition during 1999 of the Atomic Burrito restaurants in Tulsa, Wichita and Houston, and the partial construction of the Oklahoma City restaurant, which opened in February, 2000. The Company's investment in property and equipment increased substantially for the same reason, and bank borrowings increased as set forth above. In addition, the Company reduced note receivables by $313,495 during 1999, reflecting substantial debt reduction at the commercial banks, as well as other notes being reduced or paid in full.

     Net cash provided by operating activities increased during 1999 to $267,967 from $108,620 in 1998 as set forth above. Net cash used in investing activities was $1,244,890 for 1999 as compared to $77,546 net cash provided by investing activities in 1998, when the Company did not expand or build any additional facilities or properties. Financing activities provided a net of $944,134 cash, primarily because of the bank borrowings, and reduced by the debt repayment and preferred stock retirement. For the year, net cash decreased slightly to $172,622 from $205,411 at the end of 1998. The Company's net cash flow for the year reflected a deficit of $32,789, which reflects the construction activity and the costs associated therewith during the year, as compared to the previous year when there was no such activity. While the Company incurred substantial debt to finance such construction, typically the actual costs exceeded the borrowings by about 20%, not including the other costs associated with the opening of the restaurants, such as training, marketing and pre-opening expenses. Management believes that the negative cash flow for the year is an expected result of its development of Atomic Burrito restaurants during the year.

     As of December 31, 1999, the Company's working capital position (current assets minus current liabilities) was a negative $669,659 compared with a positive $126,983 at the end of 1998. This resulted primarily from increases in accounts payable, accrued liabilities and the current portion of long-term debt. Accounts payable more than doubled from $262,084 to $624,442, an increase of $362,358. Accrued liabilities increased to $318,557 from $283,439 during 1998, and the current portion of long-term debt and leases increased by $229,482 from the prior year to $459,386. These increases are all attributable to the construction and opening of the three new restaurants during 1999 in Tulsa, Wichita and Houston. The increases in accounts payable and accrued liabilities reflect the additional units operating in a normal manner. The Company is current with all of its bank payment obligations and expects those notes which have not been paid in full at maturity, to be renewed by the lenders.

     Property and equipment is made up primarily of assets required to open and operate the St. Louis and Wichita clubs, as well as the Tulsa, Wichita, Houston and Norman restaurants. Leasehold improvements total $2,365,157, increased by $845,295 or 55% from 1998. Equipment, furniture and fixtures total $1,601,405, an increase of $933,090 from 1998, and land and improvements remain at $77,011. These increases occurred as a result of the addition during the year of the four new restaurants operations. Goodwill increased slightly to $38,374 from $11,130 in 1998 as a result of the acquisition of the Norman restaurant by the Company.

        The deferred income tax asset decreased by $267,740 during 1999 to $100,000 due to a decision to write down the asset at the end of the year. This asset resulted from the net operating loss carryforwards from the loss on the write-off of the Tucson nightclub in a prior year, as well as from other operating losses contributing to the net operating loss carryforward. Future realization of this asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforwards can be used to offset. The amount of the deferred tax asset at December 31, 1999 does not include $1,192,969 reserved as a deferred tax income tax valuation allowance, due to the uncertainty of the Company being able to realize the benefit from such losses in future periods. In addition, management recognizes that while the Company is developing and growing the Atomic Burrito restaurant concept, it will be difficult to generate substantial earnings until enough additional restaurants are built, opened and operating at a profit to provide the Company with earnings from the combined restaurants. Current accounting treatment requirement for pre-opening expenses, including training, marketing, and other pre-opening items cause such items to be charged as an expense in the period incurred, and such expenses generally amount to $35,000 to $40,000 per restaurant. Management does, however, expect the Atomic Burrito restaurants to contribute to the Company's earnings in the future, and expects to receive benefit from the amount reserved in future periods.

     The Company's current liabilities reflect an increase of $604,058 to $1,402,385, up from $798,327 from 1998. This increase results primarily from increases in accounts payables, accrued liabilities and the current portion of long-term debt, as discussed above. These increases result from the expanded operations of the Company during 1999 which include the restaurants opened during the year in Tulsa, Wichita and Houston, as well as the short maturity on the bank debt obtained by the Company for the construction of these new restaurants.

     The Company continues to develop its new restaurant concept, Atomic Burrito. It opened a company-owned restaurant in Oklahoma City in February, 2000, and expects to open additional restaurants during 2000. Management does not at the present time intend to license additional restaurants to third parties, but does intend to develop additional restaurants jointly with other operators and/or investors. The Company's ability to obtain additional financing for such expansion is critical to the expansion plans, and the success of the restaurants will dictate in part the Company's ability to obtain additional financing. Management believes that the Atomic Burrito concept will be successful in the future and will be a viable asset of the Company.

Results of Operations - Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

The Company's revenues from operations during 1999 increased to $6,735,651 compared to $4,755,064 in 1998, an increase of $1,980,587 or 41% compared to the prior period. Total revenues for 1999 were $6,920,881, an increase of $1,809,957 or 34% compared to 1998. These substantial increases were primarily the result of the Atomic Burrito openings during the year and the addition of Pockets Sports Grill to the Wichita nightclub. While no restaurants were operation during all of 1999, Tulsa opened in March, 1999, Wichita opened in April, 1999 and Houston opened in September, 1999 and all contributed revenues to the Company once they opened. In addition, the Pockets Sports Grill addition to the Wichita opened in March, 1999 and generated increasing revenues during the year. Both the St. Louis and Wichita nightclub experienced an increase in business during the year, and management believes that the Company's revenues will continue to increase during 2000.

Total costs and expenses increased during 1999 to $7,206,060, an increase of $2,463,007 or 52% from 1998, when total costs and expenses were $4,743,053. This increase is primarily the result of the opening of the Tulsa, Wichita and Houston Atomic Burrito restaurants, as well as the opening of the Pockets Sports Grill during the year. Cost of products and services increased by $1,895,850 or 46% during 1999 to $6,029,124 compared to 1998 comparable costs of $4,133,274. General and administrative expense increased from $147,320 in 1998 to $766,728 due to a reallocation of certain personnel from operations to management personnel, and other increases in administrative costs incurred as a result of expanding the Companys operation. Depreciation and amortization increased by 24% or $64,672 during 1999 to $335,305 as compared with a total depreciation and amortization during 1998 of $270,633. This resulted from the increased investment in depreciable assets, primarily leasehold improvements and equipment, furniture and fixtures for the new restaurants opened and purchased during 1999 as well as the investment in the Pockets Sports Grill in Wichita. Interest expense increased only $4,943 during 1999 to $76,903 during 1999 compared to $71,968 in 1998. There were no write-down of investments or litigation losses during 1999 compared to 1998 totals of $57,400 for write-down of investments and a litigation loss of $62,458. Management believes there are savings to achieve in the cost and expense area, and believes that improvements will be seen during 2000 as management is able to operate mature restaurants without opening expenses or training expenses involved in the restaurants which opened during 1999.

For the year ended December 31, 1999, the Company had a consolidated loss before income taxes and minority interests of $285,179, compared with a gain during 1998 of $367,871, a difference of $653,050. The primary reason for this difference is the opening expenses involved in the restaurant openings and the Pocket Sports Grill opening, as well as the associated costs of the infrastructure the Company put together to assist in the development of the Atomic Burrito restaurants. In addition, during 1998 the Company had a gain on the sale of assets, including the Atlanta partnership interest, in the amount of $284,861, which was a non-recurring item of income. In addition, during 1999 the Company had a write-down on its Deferred Income Tax Asset from $367,871 to $100,000. This write-down, as discussed above, results from the fact that the Company failed to make a profit during 1999. While the Company continues to develop its Atomic Burrito restaurant concept, current accounting and financial statement regulations require that all pre-opening expenses involved in the restaurant openings be expensed immediately and not amortized. This requirement puts a company in a growth stage with a minimum of units already open, such as Atomic Burrito, in a position of expanding with apparent losses in operations. The decision to write down the deferred tax asset is a conservative one, since management believes the restaurants will be profitable. Management believes that it can deliver profitable restaurants within a short time, usually in the third or fourth month, but with all pre-opening expenses (which include training and pre-opening marketing, among other items) being charged as an expense immediately, it is difficult to make an overall profit on the operations until the Company has at least ten to twelve units operating. Management expects to reach that level of operations during the next eighteen months, at which time it believes the Company will be able to absorb the opening expenses. In addition, management believes the Atomic Burrito concept will continue to improve and gain additional consumer acceptance. The concept is just getting started, and has yet to penetrate even the markets where its restaurants are located. Management believes that the concept is strong enough to grow into first a regional chain, and then later a national one. But management also recognizes that it will require increasing amounts of capital to adequately grow and develop the Atomic Burrito concept. Management believes that it needs to finance its expansion through capital infusions instead of debt, especially as the Company grows. With that in mind, management intends to be cautious in incurring additional debt until it can satisfy itself that the Company's existing operations can support the existing debt level. Management believes the future for the concept and the Company is bright, and is optimistic of its ability to return the Company to profitability in the future.

Item 7.  Financial Statements and Supplementary Data

     The Company's audited financial statements, together with the report of auditors, are included in the report after the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

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

  Exhibits

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

(b) During the last quarter of 1999, the Company filed one Report on Form 8-K the same being filed on October 12, 1999, reporting a material transaction wherein the previously disclosed Joint Venture Agreement with New York Bagel Enterprises, Inc. was terminated. The Agreement also provided for the Company to purchase New York Bagel's interest in the Tulsa and Wichita Atomic Burrito restaurants for $175,000. Attached to the Form 8-K were Exhibits 10.0 (the Agreement) and 99.1 (the accompanying press release). No other filings were made during the last quarter of 1999 by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2000

                                    Atomic Burrito, Inc.


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

Name                              Title                               Date

/s/  James E. Blacketer     President, Principal
                            Executive Officer, Principal
                            Financial Officer and Director        April 14, 2000

/s/  Joe R. Love            Director                              April 14, 2000

                              ATOMIC BURRITO, INC.

                      FORMERLY WESTERN COUNTRY CLUBS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS


                                                                        Page No.

     INDEPENDENT AUDITORS' REPORT
        ON FINANCIAL STATEMENTS..........................................   1

     FINANCIAL STATEMENTS

        Consolidated Balance Sheets.....................................    2

        Consolidated Statements of Income...............................    4

        Consolidated Statement of Stockholders' Equity..................    5

        Consolidated Statements of Cash Flows...........................    6

        Notes to Consolidated Financial Statements......................    8

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors
Atomic Burrito, Inc.

We have audited the accompanying consolidated balance sheets ATOMIC BURRITO, INC., an Oklahoma corporation, survivor corporation in a merger with Western Country Clubs, Inc., a Colorado corporation, as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Burrito, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.









March 24, 2000

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                   Page 1 of 2


                                     ASSETS

                                                        1999           1998
                                                    -----------    -----------
CURRENT ASSETS:
 Cash                                               $   172,622    $   205,411
 Accounts receivable                                     68,354         67,803
 Accounts receivable due from related party              10,000              -
 Current portion of notes due from affiliate            319,441        263,340
 Current portion of notes and loans receivable           28,642        124,696
 Inventories                                             95,648         56,514
 Prepaid expenses                                        38,019        105,546
 Deferred income taxes                                        -        102,000
                                                    -----------    -----------
  Total current assets                                  732,726        925,310
                                                    -----------    -----------
PROPERTY AND EQUIPMENT:
 Land and improvements                                   77,011         77,011
 Leasehold improvements                               2,365,157      1,519,862
 Equipment                                            1,057,426        388,477
 Furniture and fixtures                                 543,979        279,838
                                                    -----------    -----------
                                                      4,043,573      2,265,188
 Accumulated depreciation and reserve for
   impairment                                        (1,452,412)    (1,128,236)
                                                    -----------    -----------
                                                      2,591,161      1,136,952
                                                    -----------    -----------
OTHER ASSETS:
 Notes from affiliate, net of current portion
  shown above (Note 3)                                  460,000        480,000
 Notes and loans receivable, net of current
  portion shown above                                         -        103,542
 Deferred income taxes                                  100,000        265,740
 Goodwill, net of accumulated amortization of
  $80,199 and $69,069 in 1999 and 1998,
  respectively                                           38,374         11,130
 Deposits and other                                     139,003         41,139
 Investment                                              57,400         57,400
                                                    -----------    -----------
                                                        794,777        958,951
                                                    -----------    -----------
                                                    $ 4,118,664    $ 3,021,213
                                                    ===========    ===========




The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1999           1998
                                                    -----------    -----------
CURRENT LIABILITIES:
 Accounts payable                                   $   589,103    $   262,084
 Accounts payable - affiliates                           35,339              -
 Accrued liabilities                                    318,557        283,439
 Dividends payable                                            -         22,900
 Current portion of notes payable -
  related parties                                        45,082         55,300
 Current portion of long-term debt                      403,609        174,604
 Current portion of capital leases                       10,695              -
                                                    -----------    -----------
  Total current liabilities                           1,402,385        798,327
                                                    -----------    -----------
NOTES PAYABLE - related parties, net of current
 portion shown above                                          -         20,438
                                                    -----------    -----------
LONG-TERM DEBT                                          587,325          7,843
                                                    -----------    -----------
OBLIGATION UNDER CAPITAL LEASE                           69,722              -
                                                    -----------    -----------
MINORITY INTERESTS                                      327,272        176,389
                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 10% convertible  preferred  stock,
  $10 par value,  500,000 shares authorized,
  40,000 shares issued and outstanding
  at December 31, 1999 and 1998                         400,000        400,000
 12% convertible preferred stock, $10 par value,
  100,000 shares authorized, no shares issued
  and outstanding at December 31, 1999 and
  14,500 shares issued and outstanding at
  December 31, 1998                                           -        145,000
 Common stock, $.001 par value, 25,000,000
  shares authorized; 4,235,721 shares issued
  and outstanding at December 31, 1999 and
  3,734,721 shares issued and outstanding
  at December 31, 1998                                    4,236          3,735
 Additional paid-in capital                           4,754,851      4,397,351
 Accumulated deficit                                 (3,427,127)    (2,927,870)
                                                    -----------    -----------
  Total stockholders' equity                          1,731,960      2,018,216
                                                    -----------    -----------
                                                    $ 4,118,664    $ 3,021,213
                                                    ===========    ===========




The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                        1999           1998
                                                    ----------    ------------

REVENUES:
 Beverage and food sales                            $ 5,789,414    $ 3,364,637
 Admission fees                                         946,237      1,390,427
 Gain on sale of assets                                 100,000        284,861
 Other income                                            85,230         70,999
                                                    -----------    -----------
                                                      6,920,881      5,110,924
                                                    -----------    -----------
COSTS AND EXPENSES:
 Cost of products and services                        6,029,124      4,133,274
 General and administrative expense                     764,728        147,320
 Depreciation and amortization                          335,305        270,633
 Interest expense                                        76,903         71,968
 Write-down of investments                                    -         57,400
 Litigation loss                                              -         62,458
                                                    -----------    -----------
                                                      7,206,060      4,743,053
                                                    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTERESTS                                (285,179)       367,871

INCOME TAX (EXPENSE)                                   (267,740)       (49,670)
                                                    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS                (552,919)       318,201

MINORITY INTERESTS IN (INCOME) LOSS OF
 CONSOLIDATED SUBSIDIARIES                               66,867        (42,494)
                                                    -----------    -----------
NET INCOME (LOSS)                                      (486,052)       275,707

PREFERRED STOCK DIVIDENDS                               (13,205)       (56,350)
                                                    -----------    -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK        $  (499,257)   $   219,357
                                                    ===========    ===========
BASIC EARNINGS PER SHARE                            $     (0.13)   $      0.06
                                                    ===========    ===========
DILUTED EARNINGS PER SHARE                              N/A        $      0.04
                                                    ===========    ===========
AVERAGE COMMON AND COMMON EQUIVALENT:
 BASIC SHARES                                         3,870,665      3,775,522
                                                    ===========    ===========
 DILUTED SHARES                                       6,423,665      5,427,522
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                     10% Convertible    12% Convertible
                     Preferred Stock    Preferred Stock      Common Stock
                     ----------------------------------------------------
                     Number    Value    Number    Value     Number   $0.001     Additional                     Total
                       of        of       of       of         of       par        Paid-In   Accumulated   Stockholders'
                      Shares    Shares   Shares    Shares    Shares  Value(1)   Capital(1)     Deficit        Equity
                     --------------------------------------------------------------------------------------------------
Balance,
  December 31, 1997        -  $      -         -  $     -   3,634,721  $3,635  $4,347,451  $(3,147,227)  $1,203,859

Preferred stock
  issued for note
  payable             40,000   400,000         -        -           -       -           -            -      400,000

Preferred stock
  issued for note
  payabe                   -         -     16,000  160,000          -       -           -            -     160,000

Common stock issued
  in settlement of
  litigation               -         -        -         -     100,000     100      49,900            -       50,000

Redemtpion of
  preferred stock          -         -    (1,500)  (15,000)         -       -           -            -      (15,000)

Cash dividends:
  Preferred -
    $1 per share           -         -        -         -           -       -           -       (40,000)    (40,000)
    $1.20 per share        -         -        -         -           -       -           -       (16,350)    (16,350)

Net income for the
  year ended
  December 31, 1998        -         -        -         -           -       -           -       275,707     275,707
                      ---------------------------------------------------------------------------------------------

Balance,
  December 31, 1998   40,000   400,000    14,500  145,000   3,734,721  $3,735   4,397,351    (2,927,870)  2,018,216

Redeption of
  preferred stock          -         -   (14,500)(145,000)          -       -           -             -    (145,000)

Common stock
  issued in
  settlement of
  accounts payable         -         -         -        -     111,000     111      65,390             -      65,501

Exercise of stock
  options                  -         -         -        -      30,000      30      22,470             -      22,500

Common stock
  issued to
  acquire restaurant       -         -         -        -     360,000     360     269,640             -     270,000

Cash dividends:
  Preferred -
    $1 per share           -         -         -        -           -       -           -       (10,000)    (10,000)
    $1.20 per share        -         -         -        -           -       -           -        (3,205)     (3,205)

Net loss for the
  year ended
  December 31, 1999        -         -         -        -           -       -           -      (486,052)   (486,052)
                     ----------------------------------------------------------------------------------------------

Balance,
  December 31, 1999   40,000  $400,000         -  $     -   4,235,721  $4,236  $4,754,851  $(3,427,127)  $1,731,960
                     ==============================================================================================

(1) The  common  stock  and  additional  paid-in   capital  have  been  adjusted
retroactively to relect the change in par value from $0.1 to $.001.

The accompanying notes are an integral part of these financial statements.

                             ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  Page 1 of 2


                                                           1999         1998
                                                       ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $ (486,052)  $   275,707
 Adjustments to reconcile net loss to net cash
  provided by operating activities -
  Depreciation and amortization                           335,305       267,297
  Write-off of note receivable                                  -        55,000
  Write-down of investment                                      -        57,400
  Gain on sale of assets                                 (100,000)     (284,861)
  Minority interests in earnings (loss)
    of subsidiaries                                       (66,867)       42,494
  Settlement of litigation                                      -        50,000
  Deferred tax provisions                                 267,740        49,670
  Changes in assets (increase) decrease -
   Accounts receivable                                        215       (27,090)
   Inventories                                            (36,257)       (1,617)
   Prepaid expenses                                        69,138       (74,223)
   Deposits and other assets                              (84,364)       26,841
  Changes in liabilities increase (decrease) -
   Accounts payable                                       374,427      (104,387)
   Accrued expenses                                        17,582      (246,511)
   Dividends payable                                      (22,900)       22,900
                                                        ---------     ---------
    Net cash provided by operating activities             267,967       108,620
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of property and equipment                                 -       255,109
 Notes and loans receivable                               (50,000)     (304,129)
 Repayments of notes receivable                           313,495       144,570
 Acquisition of property and equipment                 (1,508,385)      (18,004)
                                                       ----------     ---------
  Net cash provided by (used in) investing activities  (1,244,890)       77,546
                                                       ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions to minority interests          217,750       (13,750)
 Sale of common stock                                      26,340             -
 Retirement of preferred stock                           (145,000)            -
 Payments of dividends                                    (13,205)      (56,350)
 Borrowings under notes payable                         1,160,663             -
 Repayments of notes payable                             (352,175)      (66,270)
 Borrowings under notes payable, related parties                -       178,456
 Repayments of notes payable, related parties             (30,656)     (108,790)
 Borrowing under capital lease                             82,500             -
 Repayments of capital lease                               (2,083)            -
                                                       ----------   -----------
  Net cash provided by (used in) financing activities     944,134       (66,704)
                                                       ----------   -----------

NET INCREASE (DECREASE) IN CASH                           (32,789)      119,462

CASH, BEGINNING OF YEAR                                   205,411        85,949
                                                       ----------   -----------

CASH, END OF YEAR                                      $  172,622   $   205,411
                                                       ==========   ===========



The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  Page 2 of 2


                                                          1999         1998
                                                       ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest                                $   76,903   $   71,638
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 On January 1, 1998, two notes payable from a major stockholder totaling $378,276 with accrued interest of $21,725 were converted to 40,000 shares of the Company's Series A 10% cumulative convertible preferred stock.

 On February 18, 1998, a note payable of $160,000 was converted to 16,000 shares of the Company's Series B 12% cumulative convertible preferred stock.

 On February 19, 1998, the Company issued 100,000 shares of common stock in settlement of an obligation of $50,000.

 During 1998, the Indianapolis club was sold to an affiliated partnership for a $600,000 note receivable. Also, the affiliated partnership assumed two notes payable totaling $490,425.

 During 1999, the Company issued 111,000 shares of common stock in settlement of accounts payable totaling $65,500.

 On December  31, 1999,  the Company  issued  360,000  shares of common stock to
 acquire the operations of a restaurant located in Norman.   The assets acquired
 include 3,840 in cash.

 During March 1999, the Company sold its rights to receivable, previously written off, for a $100,000 note receivable due from the affiliate.



The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      FORMERLY WESTERN COUNTRY CLUBS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


(1)     DESCRIPTION OF BUSINESS

        Atomic Burrito, Inc. (the "Company"), was incorporated on July 19, 1999 as Western Oklahoma, Inc. On September 3, 1999, Western Oklahoma, Inc., a shell corporation, was merged with Western Country Clubs, Inc., a Colorado corporation, incorporated on December 19, 1989. Western Oklahoma, Inc. became the surviving corporation in this merger. On September 3, 1999, Western Oklahoma, Inc. changed its name to Atomic Burrito, Inc. These financial statements include the activity of Western Country Clubs, Inc. prior to its merger with Western Oklahoma, Inc.

        The Company's current focus is on the development of its "Atomic Burrito" restaurants. In June 1998, the Company formed a subsidiary corporation, Atomic Burrito, Inc., through which to develop a new restaurant concept. In October 1998, the Company entered into a joint venture agreement with New York Bagel Enterprises, Inc., ("New York Bagel") for the joint development of "Atomic Burrito" restaurants. The agreement provides for New York Bagel to contribute certain of its restaurant locations, including leases, leasehold improvements, and equipment for a 40% interest in the operation, while the Company would contribute up to $150,000 per location for the remodel and conversion costs, as well as for additional equipment. Two restaurants, one in Tulsa and one in Wichita, were opened under this joint venture agreement. In September of 1999, the Company and New York Bagel agreed to terminate any future development under the joint venture, and New York Bagel gave the Company an option to purchase its interest in these two restaurants for $175,000.

        The Company's subsidiaries and divisions are as follows:

           Western Country Club 1, Ltd. ("Indy") is a limited partnership formed on January 19, 1993. Indy owned and operated a nightclub in Indianapolis, Indiana which was sold in early 1998. As of December 31, 1999 and 1998, this partnership owns $600,000 in notes receivable, $480,000 of which are to be distributed to the Company in liquidation of its 80% ownership interest in this partnership.

           The St. Louis division of the company was acquired on October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

           Entertainment Wichita, Inc. ("EWI"), a wholly-owned subsidiary, owns an 80% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas (Notes 6).

           Atomic Development, Inc. ("Development"), formerly known as Atomic Burrito, Inc., a wholly-owned subsidiary formed in 1998 to develop a "Fresh-Mex" restaurant featuring a Mexican menu emphasizing fresh ingredients and made-to-order burritos (Note 11).

           AB of Tulsa-I, L.L.C., was formed in 1998 to operate an Atomic Burrito restaurant in Tulsa, Oklahoma. The Company owns 57% of this limited liability company.

           AB of Wichita-I, L.L.C. was formed in 1998 to operate an Atomic Burrito restaurant in Wichita, Kansas. The Company owns 60% of the limited liability company.

           AB of Houston-I, L.L.C. was formed in 1999 to operate an Atomic Burrito restaurant in Houston, Texas. The Company owns 50% of the limited liability company.

           AB of OKC-I, L.L.C. was formed in 1999 to operate an Atomic Burrito restaurant in Oklahoma City, Oklahoma. The Company owns 100% of the limited liability company.

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

               Consolidation - The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority owned subsidiaries, limited liability companies and partnerships as described in Note 1 above. All significant intercompany accounts and transactions have been eliminated in consolidation.

               Investments - Investments in partnerships in which the company owns less than a 20% interest are accounted for on the cost basis reduced by any permanent impairments in the investments carrying value.

               Inventories - Inventories consist of liquor, wine, beer, boutique items, and food items. Inventories are stated at the lower of cost (first-in, first-out) or market.

               Depreciation and amortization - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives as follows: land improvements, 10-15 years; building and improvements, 10-30 years; leasehold improvements, 7-10 years; equipment, 7-10 years; furniture and fixtures, 7-10 years.

               Intangibles - Organization costs, liquor license costs and goodwill are amortized over five years. The covenant not to compete is amortized over 15 years.

               Measurement of impairment - At each balance sheet date, the Company reviews the amount of recorded goodwill, covenant not to compete, related nightclub assets and the related restaurant assets (separately by club and restaurant) for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period in the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

               Income taxes - Income taxes are provided based on earnings reported in the financial statements. The company follows
               Statement of Financial Accounting Standards No. 109 whereby deferred income taxes are provided on temporary differences between reported earnings and taxable income. See note 10 for further detail.

               Earnings  (Loss)  Per  Share - Basic  earnings  (loss)  per share computations are calculated on the weighted-average of common shares and common share equivalents outstanding during the year. Common stock options and warrants are considered to be common share equivalents and are used to calculate diluted earnings per common and common share equivalents except when they are anti-dilutive.

               Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits. At December 31, 1999, the Company had no uninsured deposits. As of December 31, 1998, the Company had uninsured deposits totaling $11,916.

(3)     NOTES AND LOANS RECEIVABLE

        The Company had the following notes and loans receivable at December 31, 1999 and 1998:


                                                         1999            1998
                                                        ------         --------

        8%  note   receivable  due  from  an
        individual,   payable  in  monthly
        installments of $7,500, including
        interest, due April 1999                       $  75,642       $111,363

        8%  note   receivable  due  from  a
        corporation,   payable  in  monthly
        installments of $5,000, including
        interest                                              -         153,086
                                                      ---------       ---------

           Total notes receivable                        75,642        264,449
               Less allowance for doubtful
               accounts                                  47,000         36,211
                                                      ---------      ---------
                                                      $  28,642      $ 228,238
                                                      =========      =========

           Current portion                            $  28,642      $ 124,696
                                                      =========      =========

           Long-term portion                          $       -      $ 103,542
                                                      =========      =========

        In addition, the Company had the following notes receivable due from affiliates as of December 31, 1999 and 1998:

                                                       1999              1998
                                                      ------           --------


        6% note receivable due from a
        corporation in March 2001                    $ 100,000       $      -

        6% note receivable due from a corporate
        officer in December 1999                       149,441        143,340

        6% note receivable due from
        a corporation                                   50,000              -

        8% note receivable due from a
        corporation                                    480,000              -

        8% note receivable due from a
        Trust, due December 31, 1999                         -        600,000
                                                     ---------      ---------

           Total notes receivable - affiliates       $ 769,441      $ 743,340
                                                     =========      =========

           Current portion                           $ 319,441      $ 263,000
                                                     =========      =========

           Long-term portion                         $ 460,000      $ 480,000
                                                     =========      =========


(4)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash, short-term notes receivable, commercial paper and accounts payable approximate fair value because of the short-term maturity of these instruments.

        The carrying value of long-term debt, including the current portion in the financial statements, approximates fair value.

(5)     IMPAIRMENT OF LONG-LIVED ASSETS

        During 1998, the Company recognized a reserve of $57,400 for the investment in the stock of Cowboys Concert Hall Arlington, Inc.

(6)     NOTES PAYABLE

        As of December 31, 1999 and 1998, the Company had a note payable to a related party at 1% over prime, payable in monthly installments of $6,250 plus interest through July 2000, secured by the ownership interest of a stockholder and the guarantee of a financial corporation totaling $45,082 and $75,748, respectively.

        Long-term debt consists of the following at December 31, 1999 and 1998:

                                                        1999              1998
                                                       ------           --------

        8.25% note  payable to a bank,  due in
        monthly  installments  of $12,000
        including interest through February 2002,
        secured by personal guarantees
        of stockholders, and equipment                $ 507,092           $ -

        8.25% note  payable to a bank,  due in
        monthly  installments  of $6,172
        including interest through February 2001,
        secured by personal guarantees
        of stockholders, and equipment                  242,500             -

        8.5% note  payable  to a bank,
        due in  monthly  installments  of $4,116
        including interest through August 2000,
        secured by personal  guarantees
        of stockholders, and equipment                  184,972             -

        11% note payable to a partnership,
        due in monthly installments of
        $1,663 through July 2000, secured
        by equipment                                     10,663             -

        10% note payable to a limited
        partnership, due in monthly installments
        of $7,500 through September 2000                 38,209             -

        18% note payable to a financial
        institution, due in monthly installments
        of $3,744, through March 2000, secured
        by Wichita-furniture, fixtures,
        inventory and accounts receivable                 7,498        47,047

        10% note payable to a limited
        partnership, due in monthly installments
        of $7,500 through June 1999                           -        38,900

        10% note payable to an individual,
        due in monthly installments of $5,000,
        plus interest, through May 1999                      -        52,500


        Non-interest  bearing  note  payable
        to a  Corporation,  due in monthly
        installments of $1,000, through July
        1999, secured by equipment                           -         8,000

        Non-interest  bearing  note
        payable  to an  individual,  due in
        monthly installments   of   $3,000
        through December 1999, secured  by
        Wichita-furniture, fixtures and
        equipment                                             -        36,000
                                                      ---------      --------

               Total long-term debt                     990,934       182,447
               Less current portion                     403,609       174,604
                                                      ---------      --------
               Noncurrent portion                     $ 587,325      $  7,843
                                                      =========      ========

               Maturities of long-term debt are as follows:

        Year ending December 31,                                       Amount
        ------------------------                                       ------

               2000                                                  $ 403,609
               2001                                                    301,562
               2002                                                    285,763
                                                                     ---------
                                                                     $ 990,934
                                                                     =========

(7)     RELATED PARTY TRANSACTIONS

        On July 3, 1993 In Cahoots signed a ten-year lease. The lessor is a 20% limited partner of In Cahoots. Rent expense under this lease for the years ended December 31, 1999 and 1998, amounted to $167,831 and $150,000, respectively.

        On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $45,082 at December 31, 1999 is due to a former limited partner of the Company.

        Effective January 9, 1998, the Company sold its interest in a limited partnership for $10,000 in cash and a $210,000 note. The sale resulted in a gain of $192,869, net of the tax effect of $27,131.

        On February 6, 1998, the Company sold its Indianapolis club to a major stockholder of the Company for a $600,000 note and the assumption of $490,426 of long-term debt and $60,078 of accrued interest and taxes, less $13,000 to be refunded to the buyer. The Company remains contingently liable for these debts until they are paid in full by the purchaser. The sale resulted in a gain of $47,931, net of the tax effect of $8,735 and minority interest of $14,166. As of December 31, 1999, the note receivable balance was $480,000.

        During March 1999, the Company sold its rights to a fully reserved receivable to an affiliate for a $100,000 note receivable from the affiliate.

(8)     STOCKHOLDERS' EQUITY

        The underwriter was issued warrants as compensation to purchase 40,000 shares of common stock. The warrants are exercisable at $6.30 per share commencing April 25, 1995 until April 25, 1999. The Company has granted the holders of the warrants certain customary registration rights. The underwriter did not exercise any of the issued warrants for common stock.

        Warrants granted - Effective July 1, 1994, the Company granted warrants to purchase 60,000 shares of the Company's common stock exercisable at $6.00 per share until June 30, 1999, in exchange for consulting services to be performed over a one-year period. None of the warrants were exercised.

        Omnibus Equity Compensation Plan - On March 9, 2000, the Board of Directors approved an Omnibus Equity Compensation Plan for employees and consultants. The aggregate number of common shares as to which options and awards may be granted shall not exceed 572,208. At the time of grant, the Company will determine the exercise price and the vesting period. The Company's existing equity-based compensation plans shall be incorporated into this Plan.

        During 1998, the Company converted the notes payable to a former officer of the Company and a shareholder and the related accrued interest in the amount of $400,000 into 40,000 shares of Series A Convertible Preferred Stock. The Series A Preferred Stock provides for a par value of $10 per share; a 10% cumulative annual dividend, payable quarterly; conversion into the Company's common stock at the rate of $1 per share; and redemption by the Company at the rate of up to 10,000 shares annually on each anniversary date for four years.

        During 1998, the Company agreed to convert the Company's note payable to a limited partnership in the amount of $160,000 into 16,000 shares of Series B Cumulative Convertible Preferred Stock. The Series B Preferred provides for a par value of $10 per share; a 12% cumulative annual dividend, payable quarterly; conversion into the Company's common stock at the rate of $1 per share; and redemption of the preferred stock funded in the amount of $5,000 monthly. During 1999, the Company redeemed the Series B Cumulative Convertible Preferred Stock.

        During 1998, the Company settled a lawsuit for $92,808 in cash, a payment agreement totaling $74,000 and 100,000 shares of the Company's stock valued at $50,000.

        During 1999, the Company issued 111,000 shares of stock in settlement of payables totaling $65,501.

        Also during 1999, stock options for 30,000 shares of the Company's common stock were exercised at $0.75 per share.

        During December of 1999, the Company acquired certain assets and the operations of an Atomic Burrito restaurant located in Norman, Oklahoma in exchange for 360,000 shares of the Company's restricted common stock and the assumption of $60,967 in debt. The voting rights to this stock were placed in a voting trust for a period of one year. This acquisition was treated as a purchase for financial reporting purposes.

        The break down on this purchase is as follows:


               Current Assets                $  19,093
               Property and Equipment          270,000


               Other Assets                     13,500
               Goodwill                         38,374
                                             ---------
                                             $ 340,967
                                             =========

               Accounts payable              $  70,967
               Capital stock issued            270,000
                                             ---------
                                             $ 340,967
                                             =========

Subsequent to year end,  on April 6, 2000,  the dividends  in arrears on the 10%
convertible preferred stock of $30,000  were waived.   Therefore, no accrual for
dividends payable was recorded as of December 31, 1999.


(9)     INCOME TAXES

        As of December 31, 1999 and 1998, the Company's deferred tax assets were as follows:

                                                         1999            1998
                                                     ----------      ----------

        Tax over book basis of fixed and
           intangible assets                         $  295,262      $  209,635
        Leases with scheduled rent increases             36,293          48,391
        Net operating loss carryforwards                959,865         935,972
        Charitable contribution carryforwards             1,549           1,549
                                                     ----------      ----------
                                                      1,292,969       1,195,547
        Valuation allowance                          (1,192,969)       (827,807)
                                                     ----------      ----------
           Net deferred tax asset                       100,000         367,740
        Current asset                                         -        (102,000)
                                                     ----------      ----------
           Long-term asset                           $  100,000      $  265,740
                                                     ==========      ==========

        Realization of the deferred tax asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and loss from impairment of long-lived assets can be offset. Management has determined that it is not likely that the Company will be able to realize all the tax benefits from the net operating loss carryforward and impairment of long-lived assets and has therefore reduced the deferred tax asset by a valuation allowance. During 1999, the Company revised downward by $267,740 its estimate of the realizable portion of its deferred tax asset, resulting in a $267,740 charge to current year income tax expense.

        Changes in the components of the Company's deferred tax assets for 1999 and 1998, respectively, are as follows:

                                                           1999           1998
                                                           ----           ----

           Deferred tax asset - beginning of year     $ 367,740       $ 417,410
           Difference between book and
               tax depreciation                          85,628         (71,101)
           Impairment of long-lived assets                    -         (92,601)
           Leases with scheduled rent increases         (12,098)          5,604
           Charitable contribution carryforwards              -            (107)
           Change in valuation allowance                (73,530)        158,205
                                                      ---------       ---------
                                                        367,740         417,410
           Charge against current year earnings               -         (49,670)
           Valuation allowance charged against
               current operations                      (267,740)              -
                                                      ---------       ---------

           Deferred tax asset - end of year           $ 100,000       $ 367,740
                                                      =========       =========


           Current portion of deferred tax asset      $       -       $ 102,000

           Long-term portion of deferred
               tax asset                                100,000         265,740
                                                      ---------       ---------

                                                      $ 100,000       $ 367,740
                                                      =========       =========

        The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended December 31, 1999 and 1998:

                                                         1999             1998
                                                         ----             ----

        United States statutory rate                     0.0%           (34.0)%
        State income taxes, net of federal
           income tax benefit (cost)                     0.0             (3.0)
        Increase in valuation allowance                  0.0             44.5
        Other                                            0.0              (.1)
                                                      -------            -----
                                                         0.0%             7.4%
                                                      =======            =====


        At December 31, 1999, the Company has a net operating loss carryforward of approximately $2,823,133, which expires in 2013.

(10)    EARNINGS PER SHARE

        Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the Series A Preferred Stock and the Series B Preferred Stock, which are considered to be common stock equivalents. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 4,290,221 in 1999 and 4,266,022 in 1998.

(11)    LEASE COMMITMENTS

        Capital Leases

        The Company is the lessee of restaurant equipment under a capital lease expiring in 2004. The assets and liabilities under the capital lease are recorded at the fair value of the asset. The assets are amortized over the estimated productive lives. Amortization of assets under the capital lease is included in depreciation expenses for 1999.

        Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years and in the aggregate are:


        Years ending December 31,                                      Amount
        -------------------------                                     --------

               2000                                                  $  24,999
               2001                                                     24,999
               2002                                                     24,999
               2003                                                     24,999
               2004                                                     24,811
               Subsequent to 2004                                            -
                                                                      --------
               Total minimum lease payments                            124,807
               Less amount representing interest                       (44,390)
                                                                      --------
                                                                      $ 80,417
                                                                      ========

        Interest rate on the capital lease is 18.9% and is based on the lessor's implicit rate of return.

        The capital lease provides for a purchase price of $1 at the expiration of the lease term.

        Operating Leases

        On July 30, 1993, In Cahoots entered into a building lease for club operations in Wichita, Kansas, with a 20% limited partner. The lease term is ten years commencing October 15, 1993. In addition to minimum rental payments of $12,500, In Cahoots is obligated to pay to the landlord, as additional rent, a percentage of gross sales after deductions for alcohol and sales taxes. The lease agreement contains two five-year renewal options at the primary lease term rental rate. The Company, during 1999, amended this lease to provide for additional rent of $4,333 per month for the Pockets Sports Grill addition.

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

        On December 29, 1998, the Company accepted an assignment for a lease on space in Wichita, Kansas from New York Bagel, its then joint venture partner to develop an Atomic Burrito in Wichita. The origianl lease was dated April 7, 1997, covered 2,720 square feet, expired on December 31, 2001, and provided for three-year options to renew at rentals of $3,000 per month, $3,500 per month and $3,800 per month.

        On January 20, 1999, the Company entered into a lease agreement for 3,000 square feet of space in Houston for the development of the Houston joint venture Atomic Burrito restaurant. The lease rent for five years, with two additional option periods, and calls for rent of $6,500.

        On October 4, 1999, the Company entered into a lease agreement for 4,250 square feet of space in Oklahoma City, Oklahoma, for a company-owned Atomic Burrito restaurant. The lease is for a term of 5 years and 4 months, with two five-year option periods at prices increased from the intitial term rent of $4,227 per month.

        Rent expense for the years ended December 31, 1999 and 1998 amounted to $560,657 and $358,815, respectively. Rent expense for 1999 and 1998 is net of $139,607 and 168,000, respectively, of rental income received.

        Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are:

        Years ending December 31,                                      Amount
        -------------------------                                      ------

               2000                                                  $  793,788
               2001                                                     796,043
               2002                                                     760,878
               2003                                                     732,003
               2004                                                      61,020
               Subsequent to 2004                                       155,820
                                                                     ----------

                                                                     $3,299,552
                                                                     ==========

(12)    Litigation

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

(13)    RECLASSIFICATIONS

        Certain amounts on the 1998 financial statements have been reclassified in order to be consistent with the 1999 presentation.

(14)    SUBSEQUENT EVENTS

        On March 9, 2000, the Board of Directors approved an Omnibus Equity Compensation Plan for employees and consultants. The aggregate number of common shares as to which options and awards may be granted shall not exceed 572,208. At the time of grant, the Company will determine the exercise price and the vesting period. The Company's existing equity-based compensation plans shall be incorporated into this Plan.

        On March 29, 2000, the Company entered into a letter of intent to acquire a privately held Nevada corporation for 1,500,000 shares of the Company's common stock. In addition to the common shares to be issued for the corporation, the Company will issue 2,500,000 common shares to the shareholders of the Nevada corporation, plus 3,000,000 common stock warrants over the next three years. Subsequent to the merger, the Company anticipates receiving $3,000,000 in new equity, from sources other than the exercise of the outstanding stock options.