Form 10QSB
period 2000-03-31
ATOMIC BURRITO INC
filed 2000-05-23
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             (Exact name of registrant as specified in its charter)

           Oklahoma                                   73-1571194
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

  1601 NW Expressway, Suite 1610
  Oklahoma City, Oklahoma                          73118
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code:  (405) 848-0996


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]


         Shares of Common Stock, $.001 par value,
         outstanding as of March 31, 2000        4,288,721

         Traditional Small Business Disclosure Format: Yes  [X]  No [ ]

                           WESTERN COUNTRY CLUBS, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1        Financial Statements

                  Consolidated Condensed Balance Sheet - March 31, 2000

                  Consolidated Condensed Statements of Income -
                  For the Three Months Ended March 31, 2000 and 1999

                  Consolidated Condensed Statements of Stockholders Equity - For the Three Months Ended March 31, 2000 and 1999

                  Consolidated Condensed Statements of Cash Flows - For the Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Condensed Financial Statements

    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

    Item 1        Legal Proceedings

    Item 2        Exhibits and Reports on Form 8-K

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2000
                                   Page 1 of 2


                                     ASSETS

                                                                   MARCH 31,
                                                                     2000
                                                                --------------

CURRENT ASSETS:
            Cash                                                     $190,757
            Accounts receivable                                        73,869
            Accounts receivable due from related party                 10,000
            Current portion of note due from affiliate                319,441
            Note receivable                                            28,642
            Inventories                                                90,192
            Prepaid expenses                                           26,730
                                                                --------------
                 Total current assets                                 739,631
                                                                --------------


PROPERTY AND EQUIPMENT:                                             4,218,513
            Accumulated depreciation                               (1,558,510)
                                                                --------------

                                                                    2,660,002
                                                                --------------

OTHER ASSETS:
            Note from affiliate, net of current
                 portion shown above (Note 3)                         460,000
            Deferred income taxes                                     100,000
            Goodwill, net of accumulated amortization
                 of $81,158 at MARCH 31, 2000                          37,415
            Deposits and other                                        156,914
            Investment                                                 57,400
                                                                --------------

                                                                      811,729
                                                                --------------

                                                                   $4,211,362
                                                                ==============

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2000
                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MARCH 31,
                                                                     2000
                                                                --------------

CURRENT LIABILITIES:
            Accounts payable                                        $499,608
            Accounts payable - affiliates                             50,199
            Accrued liabilities                                      360,944
            Dividends payable                                              -
            Note payable - related parties                            41,521
            Current portion of long-term debt                        721,688
            Current portion of capital leases                         34,285
                                                               --------------

                 Total current liabilities                         1,708,246
                                                               --------------

LONG-TERM DEBT                                                       373,047
                                                               --------------

OBLIGATION UNDER CAPITAL LEASE                                       179,241
                                                               --------------

MINORITY INTERESTS                                                   314,448
                                                               --------------

COMMITMENTS AND CONTINGENCIES                                              -

STOCKHOLDERS' EQUITY:
            10%  convertible preferred stock,
                 $10 par value,  500,000  shares
                 authorized, 40,000 shares issued and
                 outstanding at March 31, 2000                       400,000
            12% convertible preferred stock, $10 par value,
                 100,000 shares authorized, no shares
                 issued and and outstanding at March 31,
                 2000                                                      -
            Common stock, $.001 par value, 25,000,000
                 shares authorized; 4,288,721 shares
                 issued and outstanding at March 31, 2000
                 issued and outstanding at December 31, 1999           4,289
            Additional paid-in capital                             4,794,547
            Accumulated deficit                                   (3,562,456)
                                                               --------------

                 Total stockholders' equity                        1,636,380
                                                               --------------

                                                                  $4,211,362
                                                               ==============

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                   2000               1999
                                              --------------     --------------

REVENUES:
            Beverage and food sales              $1,826,243           $924,375
            Admission fees                          151,018            361,827
            Gain on sale of assets                        -            100,000
            Other income                             96,921             98,760
                                              --------------     --------------

                                                  2,074,182          1,484,962
                                              --------------     --------------

COSTS AND EXPENSES:
            Cost of products and services         1,843,133          1,075,231
            General and administrative
              expense                               206,355            159,312
            Depreciation and amortization           141,617             67,726
            Interest expense                         29,980              8,103
                                              --------------     --------------

                                                  2,221,085          1,310,372
                                              --------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES
            AND MINORITY INTERESTS                 (146,904)           174,590

INCOME TAX (EXPENSE)                                      -                  -
                                              --------------     --------------

INCOME (LOSS) BEFORE MINORITY INTERESTS            (146,904)           174,590

MINORITY INTERESTS IN (INCOME) LOSS OF
            CONSOLIDATED SUBSIDIARIES                11,575            (12,793)
                                              --------------     --------------

NET INCOME (LOSS)                                  (135,329)           161,797

PREFERRED STOCK DIVIDENDS                                 -             (3,204)
                                              --------------     --------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $(135,329)          $158,593
                                              ==============     ==============

BASIC EARNINGS PER SHARE                            $ (0.03)           $ 0.042
                                              ==============     ==============

DILUTED EARNINGS PER SHARE                              N/A            $ 0.040
                                              ==============     ==============

AVERAGE COMMON AND COMMON EQUIVALENT:
            BASIC SHARES                          4,277,313          3,734,721
                                              ==============     ==============

            DILUTED SHARES                        6,777,313          3,941,855
                                              ==============     ==============

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                10% Convertible         12% Convertible
                                Preferred Stock         Preferred Stock        Common Stock
                             --------------------------------------------------------------------
                             Number       Value      Number       Value      Number    $0.001    Additional              Total
                               of          of          of          of          of        par     Paid-In   Accumulate Stockholders'
                             Shares      Shares      Shares      Shares      Shares   Value (1)  Capital (1) Deficit     Equity
                             ------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1998          40,000     $ 400,000    14,500     $ 145,000   3,734,721  $ 3,735  $4,397,35 $(2,927,870)   $2,018,216
Redemption of
  preferred stock                 -             -   (14,500)     (145,000)          -        -          -           -      (145,000)

Cash dividends:
  Preferred -
    $1 per share                  -             -         -             -           -         -         -           -            -
    $1.20 per share               -             -         -             -           -         -         -      (3,204)      (3,204)

Net income for the
  three months ended
  March 31, 1999                  -             -         -             -           -         -         -           -            -
                             -----------------------------------------------------------------------------------------------------

Balance,
  March 31, 1999             40,000     $ 400,000         -           $ -   3,734,721   $ 3,735 $4,397,35 $(2,931,074)  $1,870,012
                             =====================================================================================================


Balance,
  December 31, 1999          40,000       400,000                           4,235,721     4,236  4,754,851  (3,427,127) $1,731,960

Exercise of stock options         -             -         -             -      53,000        53     39,696           -      39,749

Cash dividends:
  Preferred -
    $1 per share                  -             -         -             -           -         -          -           -            -

Net loss for the
  three months ended
  March 31, 2000                  -             -         -             -           -         -          -           -            -
                             ------------------------------------------------------------------------------------------------------

Balance,
  March 31, 2000             40,000     $ 400,000         -           $ -   4,288,721   $ 4,289  $4,794,54 $(3,427,127) $71,771,709
                            =======================================================================================================

(1)              The common stock and  additional  paid-in  capital  have   been
                 adjusted retroactively to reflect the change in par value from $0.1 to $.001 which occurred on September 3, 1999.

                See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   Page 1 of 2

                                                     2000            1999
                                                 --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $          -    $          -
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities -
     Depreciation and amortization                     141,617          67,726
     Gain on sale of assets                                  -        (100,000)
     Minority interests in earnings of
       subsidiaries                -                    12,793
     Deferred tax provisions                                 -               -
     Changes in assets (increase) decrease -
       Accounts receivable                                   -          30,808
       Inventories                                           -         (11,457)
       Prepaid expenses                                      -          34,800
       Deposits and other assets                             -               -
       Changes in liabilities increase
         (decrease) -
            Accounts payable                                 -          89,144
            Accrued expenses                                 -          29,603
                                                 --------------   -------------

            Net cash provided by operating
              activities                               141,616         153,417
                                                 --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to related parties                                  -          (13,000)
  Repayments of notes receivable                            -          105,110
  (Increase) decrease in deposits and
    other assets                   -                  (51,691)
  Acquisition of property and equipment                     -         (700,248)
                                                --------------    -------------

            Net cash provided by (used in)
              investing activities                   (659,829)
                                                --------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions to minority
    interests                                              -            (1,250)
  Minority interest investments in LLC's                   -           150,000
  Sale of common stock                                     1
  Retirement of preferred stock                            -          (145,000)
  Payments of dividends                                    -            (3,204)
  Borrowings under notes payable                    (150,579)          475,000
  Repayments of notes payable                        150,579           (72,700)
  Repayments of notes payable, related parties             0                 -
  Borrowing under capital lease                            -                 -
  Repayments of capital lease                              -                 -
                                                --------------     ------------

           Net cash provided by (used in)
             financing activities                          -           402,846
                                                --------------     ------------


NET INCREASE (DECREASE) IN CASH                        141,616        (103,566)

CASH, BEGINNING OF PERIOD                                    -         205,411
                                                 --------------    ------------

CASH, END OF PERIOD                                  $ 141,616        $101,845
                                                 ==============    ============

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   Page 2 of 2

                                                     2000              1999
                                                --------------    --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid for interest                       $         -        $     8,103
                                                ==============    =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
            During March 1999, the Company sold its rights to a note receivable, previously written off, for a $100,000 note receivable due from the affiliate.

                              ATOMIC BURRITO, INC.

                      FORMERLY WESTERN COUNTRY CLUBS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
        ON FINANCIAL STATEMENTS............................................. 1

     FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheet................................ 2

        Consolidated Condensed Statements of Income......................... 4

        Consolidated Condensed Statements of Stockholders' Equity........... 5

        Consolidated Condensed Statements of Cash Flows..................... 6

        Notes to Consolidated Condensed Financial Statements................ 8

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and
Shareholders of Atomic Burrito, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Atomic Burrito, Inc. as of March 31, 2000, and the related consolidated condensed statements of income, stockholders' equity and cash flows for the three month periods ended March 31, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10Q for the period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Base on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on these consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the balance sheet form which it was derived.


May 12, 2000

                              ATOMIC BURRITO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     BUSINESS OPERATIONS

        These consolidated condensed financial statements have been prepared by Atomic Burrito, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial statements and information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent annual report on Form 10-KSB.

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

        The Company's subsidiaries and divisions are as follows:

           Western Country Club 1, Ltd. ("Indy") is a limited partnership formed on January 19, 1993. Indy owned and operated a nightclub in Indianapolis, Indiana, which was sold in early 1998. As of March 31, 2000 and December 31, 1999, this partnership owns $600,000 in notes receivable, $480,000 of which are to be distributed to the Company in liquidation of its 80% ownership interest in this partnership.

           The St. Louis division of the company was acquired on October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

           Entertainment Wichita, Inc. ("EWI"), a wholly owned subsidiary, owns an 80% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas (Notes 6).

           Atomic Development, Inc. ("Development"), formerly known as Atomic Burrito, Inc., a wholly owned subsidiary formed in 1998 to develop a "Fresh-Mex" restaurant featuring a Mexican menu emphasizing fresh ingredients and made-to-order burritos (Note 11).

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

           AB of Norman-I, L.L.C. was formed in 1999 to operate an Atomic Burrito restaurant in Norman, Oklahoma. The Company owns 100% of the limited liability company.


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

               Consolidation - The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries, limited liability companies and partnerships as described in Note 1 above. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

               Repairs and maintenance - Normal costs incurred to repair and maintain fixed assets are charged to operations as incurred. Repairs and betterments, which extend the life of an asset, are capitalized and subsequently depreciated on a straight-line basis over the remaining useful life of the asset. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

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

               Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits. At March 31, 2000, the Company had no uninsured deposits.


(3)     NOTES AND LOANS RECEIVABLE

        At March 31, 2000, the Company had an 8% note receivable due from an individual, payable in monthly installments of $7,500, including interest, due April 1999, totaling $75,642 less an allowance for doubtful accounts of $47,000, resulting in a net book value of $28,642.

        In addition, the Company had the following notes receivable due from affiliates as of March 31, 2000:

                                                                    2000
                                                                  ---------

        6% note receivable due from a
        corporation in March 2001                                 $ 100,000

        6% note receivable due from a corporate
        officer in December 1999                                    149,441

        6% note receivable due from
        a corporation                                               100,000

        8% note receivable due from a
        corporation                                                 480,000

           Total notes receivable - affiliates                    $ 769,441
                                                                  =========

           Current portion                                        $ 319,441
                                                                  =========

           Long-term portion                                      $ 460,000
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


(5)     NOTES PAYABLE

        As of March 31, 2000, the Company had a note payable to a related party at 1% over prime, payable in monthly installments of $6,250 plus interest through July 2000, secured by the ownership interest of a stockholder and the guarantee of a financial corporation totaling $41,521.

        Long-term debt consists of the following at March 31, 2000:

                                                                         2000
                                                                      ----------
        8.25% note  payable to a bank, due in monthly
        installments  of $12,000 including interest
        through February 2002, secured by personal guarantees
        of stockholders, and equipment                                $ 481,368

        8.25% note  payable to a bank,  due in  monthly
        installments  of $6,172 including interest through
        February 2001, secured by personal guarantees
        of stockholders, and equipment                                  295,882

        8.5% note  payable  to a bank, due in monthly
        installments  of $4,116 including interest
        through August 2000,  secured by personal
        guarantees of stockholders, and equipment                       176,559

        11% note payable to a partnership, due
        in monthly installments of $1,663 through
        July 2000, secured by equipment                                   6,163

        10% note payable to a limited
        partnership, due in monthly installments
        of $7,500 through September 2000                                 75,970

        18% note payable to a financial institution,
        due in monthly installments of $3,744, through
        March 2000, secured by Wichita-furniture, fixtures,
        inventory and accounts receivable                                    -

        16% note payable to a financial institution,
        due April, 2000                                                 25,000

        10.75% note  payable to a bank,  due in monthly
         installments  of $1,500 through February, 2001,
        secured by equipment                                            33,793

               Total long-term debt                                  1,094,735
               Less current portion                                    721,688
                                                                   -----------
               Noncurrent portion                                   $  373,047
                                                                    ==========


(6)     RELATED PARTY TRANSACTIONS

        On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $41,521 at March 31, 2000 is due to a former limited partner of the Company.

        During March 1999, the Company sold its rights to a fully reserved receivable to an affiliate for a $100,000 note receivable from the affiliate.


(7)     STOCKHOLDERS' EQUITY

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


(8)     INCOME TAXES

        As of March 31, 2000, the Company's deferred tax assets were as follows:

                                                                  2000
                                                              --------------
        Tax over book basis of fixed and
           intangible assets                                    $  295,262
        Leases with scheduled rent increases                        36,293
        Net operating loss carryforwards                           959,865
        Charitable contribution carryforwards                        1,549
                                                              --------------
                                                                 1,292,969
        Valuation allowance                                     (1,192,969)
           Net deferred tax asset                                  100,000
        Current asset                                                    -
                                                              --------------
           Long-term asset                                      $  100,000
                                                              ==============

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


(9)     EARNINGS PER SHARE

        Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the Series A Preferred Stock and the Series B Preferred Stock, which are considered to be common stock equivalents. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 4,343,221 in 2000.


(10)    LEASE COMMITMENTS

        Capital Leases

        The Company is the lessee of restaurant equipment under various capital leases expiring in 2005. The assets and liabilities under the capital lease are recorded at the fair value of the asset. The assets are amortized over the estimated productive lives. Amortization of assets under the capital lease is included in depreciation expenses for the three months ended March 31, 2000.

        Minimum future lease payments under capital leases as of March 31, 2000 for each of the next five years and in the aggregate are:

        Twelve months ending March 31,                              Amount
                                                                  ---------
               2001                                               $  72,198
               2002                                                  72,198
               2003                                                  69,459
               2004                                                  55,759
               2005                                                  52,705
               Subsequent to 2005                                         -
                                                                   --------
               Total minimum lease payments                         322,319
               Less amount representing interest                   (108,793)
                                                                   ---------
                                                                  $ 213,526

(11)    LITIGATION

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


(12)    CONTINGENCIES

        On March 29, 2000, the Company entered into a letter of intent to acquire a privately held California corporation for 1,500,000 shares of the Company's common stock. In addition to the common shares to be issued for the corporation, the Company will issue 2,500,000 common shares to the shareholders of the California corporation, plus 3,000,000 common stock warrants over the next three years. Subsequent to the merger, the Company anticipates receiving $3,000,000 in new equity, from sources other than the exercise of the outstanding stock options.

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

In December 1999 the Company entered into an agreement with the licensee which owned the Norman, Oklahoma, "Atomic Burrito" restaurant, to purchase the restaurant from the licensee for the assumption of certain liabilities and the issuance to the licensee of 360,000 shares of the Company's restricted common stock.

In March 2000, the Company entered into a letter of intent with Unhatched.com, a privately held internet incubator located in Irvine, California, whereby the Company would acquire Unhatched.com and its various subsidiaries for 1,500,000 shares of the Company's restricted common stock, with an additional 2,500,000 shares subject to certain performance requirements by Unhatched.com including revenue generation, increasing equity capital in the Company, and per share market price requirements. In addition, Unhatched.com would receive warrants to purchase 3.0 million shares of the Company at prices ranging from $2.50 to $7.50. Completion of the proposed acquisition requires approval of the boards of directors of both companies and the approval of the Company's shareholders, with an expected closing in July 2000. The Company is in the process of completing its due diligence regarding the proposed transaction, and it is expected that the Company's board of directors will review the due diligence and make a recommendation in early June. However, there is no assurance that the transaction will be completed, or that if completed, that the transaction will be as outlined herein, since it is possible that certain terms of the transaction could change.

Liquidity and Capital Resources

As of March 31, 2000, the Company had cash of $190,757, which was generated from operating activities, financing activities and investing activities. This amount represented an increase $18,135 or 10% from cash at year end 1999, and a decrease of $72,885 from the first quarter of 1999. The slight increase in cash from year end reflects the opening of an additional restaurant during the first quarter of 2000.

As of March 31, 2000, the Company's working capital position (current assets minus current liabilities) was a negative $968,612 compared to a negative $669,659 at year end 1999. The increase of $298,953 was due almost totally to an increase from year end 1999 of $318,079 in the current portion of the Company's long-term debt, resulting from the completion of financing for the new Oklahoma City restaurant which opened in February, 2000, along with an increase in the current portion of capital leases of $23,600 from year end due to the addition of capital leases entered into in connection with the opening of the Oklahoma City restaurant during the quarter. Accounts payable decreased by $89,494 from year end 1999, and accrued liabilities increased by $42,386 from year end 1999. Because of the structure of the Company's financing for its restaurants and because of the expansion of the restaurants by the Company, management does not believe the decrease in working capital position will have any material effect on its ability to service its debts and continue the expansion of its restaurant division.

Property and equipment primarily consists of assets required for the operation of the St. Louis and Wichita nightclubs, as well as the five Atomic Burrito restaurants in Tulsa, Wichita, Houston, Norman and Oklahoma City. Property and equipment increased from year end 1999 by $174,940, primarily reflecting the opening of the Oklahoma City restaurant during the quarter.

The Company's total liabilities increased from $2,059,432 at year end to $2,260,534, reflecting the financing structure of the Oklahoma City restaurant, along with an increase of $109,519 in capital lease obligations, and a decrease of $214,278 in long-term debt, again all related to the opening of the Oklahoma City restaurant. During the quarter, the Company's accounts payable decreased by $89,494, while accrued liabilities increased slightly from year end to $360,944.

As of March 31, 2000, the Company is current on all of its bank debt and capital lease obligations.


Results of Operations - Quarter Ended March 31, 2000, Compared to the Quarter Ended March 31, 1999

For the period ended March 31, 2000, total revenue of the Company increased by $589,220 or 40% to $2,074,182 compared with total revenues of $1,484,962 for the first quarter of 1999. This increase in revenue reflects increasing revenues at the Company's two nightclubs, as well as the effect of having four Atomic

Burrito restaurants open during the quarter and the Oklahoma City restaurant open for part of the quarter compared to the same quarter of 1999 when the Company had just opened the Tulsa restaurant during March of 1999. The effect of the restaurants on total revenues was actually more than the increase because of a non-recurring item in 1999, as well as a reduction in admission fees of $210,809.

Total costs and expenses during the current period increased from $1,310,372 for the first quarter of 1999 to $2,221,085. Costs of products and services increased by $767,902 to $1,843,133 for the period compared to $1,075,231 for the same period in 1999. Depreciation and amortization increased by $73,891 or 110% to $141,617 compared to $67,726 for the same period in 1999. Interest expense increased by $21,787 to $29,980 from $8,103 for the first quarter of 1999. General and administrative expense increased by $47,043 to $206,355 as compared to $159,312 for the same period in 1999. All of these increased costs and expenses are directly attributable to the Atomic Burrito restaurants open and operating during the current quarter as compared to the same period in 1999, when only the Tulsa restaurant was open for a short time.

The Company's net income for the current period was a negative $135,329 compared to income of $158,593 for the same period in 1999. The difference reflects the increased costs of the infrastructure the Company has developed to implement the Atomic Burrito restaurant operation, as well as the associated opening costs of the Oklahoma City restaurant which were written off during the current quarter. In addition, the previous period's income included a non-recurring item of $100,000. Management believes that as the restaurants mature they will become more profitable, and notes that the Company has operated only the Tulsa restaurant for a full year. Generally, restaurants like the Atomic Burrito restaurants will take from a few months to a year or so to become efficient and settle into consistent profitability. In addition, so long as the Company continues to open more Atomic Burrito restaurants, there will be downward pressure on net income because of the write-off of the costs associated with the opening of the new restaurants. Management does believe, however, that as additional restaurants reach maturity and have been open for one year or more, that more profitability will be realized. Management expects for earnings to improve during the rest of the year 2000 for this reason.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute forward- looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward Looking Statements" for additional factors relating to such statements.

The Company is involved in various legal actions associated with the normal conduct of its business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the first quarter of 2000, the Company did not submit any matter to a vote of its shareholders.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.  Statement Re:  Computation of Per Share Earnings

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              On March 30, 2000 the Company filed a form 8-K to announce an agreement in principle to acquire untlatched.com, Inc.

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