Form 10QSB
period 2000-06-30
ATOMIC BURRITO INC
filed 2000-08-21
CIK 916298

10QSB
                       Form 10QSB for Atomic Burrito, Inc.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oklahoma                                        73-1571194
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                         1601 NW Expressway, Suite 1910
                          Oklahoma City, Oklahoma 73118
               ---------------------------------------------------
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

Shares of Common Stock, $.001 par value,
Outstanding as of  June 30, 2000                4,601,621
                                                ---------

Traditional Small Business Disclosure Format:  Yes [x]  No [ ]

                              ATOMIC BURRITO, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1    Financial statements

               Consolidated Condensed Balance Sheet - June 30, 2000

               Consolidated Condensed Statements of Income For the three and six months ended June 30, 2000 and 1999

               Consolidated Condensed Statements of Stockholders Equity For the six months ended June 30, 2000 and 1999

               Consolidated Condensed Statements of Cash Flows For the six months ended June 30, 2000 and 1999

               Notes to Consolidated Condensed Financial Statements

     Item 2 Management's discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1    Legal Proceedings

     Item 2    Exhibits and Reports on Form 8-K

                              ATOMIC BURRITO, INC.

                      FORMERLY WESTERN COUNTRY CLUBS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
     FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheet................................ 1

        Consolidated Condensed Statements of Income......................... 3

        Consolidated Condensed Statements of Stockholders' Equity........... 4

        Consolidated Condensed Statements of Cash Flows..................... 5

        Notes to Consolidated Condensed Financial Statements................ 7

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000
                                   Page 1 of 2

                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $   174,851
    Accounts receivable                                              48,196
    Accounts receivable due from related party                       10,000
    Current portion of note due from affiliate                      170,000
    Note receivable                                                  28,642
    Inventories                                                     104,596
    Prepaid expenses                                                 52,635
                                                                 ----------

      Total current assets                                          588,920
                                                                 ----------


PROPERTY AND EQUIPMENT:                                           4,375,077
    Accumulated depreciation                                     (1,671,045)
                                                                 ----------

                                                                  2,704,032
                                                                 ----------

OTHER ASSETS:
    Note from affiliate, net of current portion
      shown above                                                   460,000
    Deferred income taxes                                           100,000
    Goodwill, net of accumulated amortization
      of $81,158 at June 30, 2000                                   126,157
    Covenant not to compete                                         210,000
    Deposits and other                                              150,937
    Investment                                                      657,400
                                                                 ----------

                                                                  1,704,494
                                                                 ----------

                                                                $ 4,997,446
                                                                 ==========

                See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000
                                   Page 2 of 2


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $   765,047
   Accounts payable - affiliates                                     82,626
   Accrued liabilities                                              331,786
   Notes payable - related parties                                   78,005
   Current portion of long-term debt                                754,694
   Current portion of capital leases                                 37,952
                                                                 ----------

     Total current liabilities                                    2,050,110
                                                                 ----------

LONG-TERM DEBT, net of current portion shown above                  345,925
                                                                 ----------

OBLIGATION UNDER CAPITAL LEASE,
   net of current portion shown above                               167,973
                                                                 ----------

MINORITY INTERESTS                                                  218,637
                                                                 ----------

COMMITMENTS AND CONTINGENCIES                                             -

STOCKHOLDERS' EQUITY:
   10% convertible  preferred stock, $10 par value,
     500,000 shares  authorized, 100,000 shares
     issued and outstanding at June 30, 2000                      1,000,000
   12% convertible preferred stock, $10 par value,
     100,000 shares authorized, no shares issued
     and outstanding at June 30, 2000                                     -
   Common stock, $.001 par value, 25,000,000 shares
     authorized; 4,601,621 shares issued and
     outstanding at June 30, 2000                                     4,602
   Additional paid-in capital                                     5,028,909
   Accumulated deficit                                           (3,818,710)
                                                                 ----------

     Total stockholders' equity                                   2,214,801
                                                                 ----------

                                                                $ 4,997,446
                                                                 ==========

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             --------------------------   --------------------------
                                                 2000          1999          2000           1999
                                             ------------  ------------   ------------  ------------

REVENUES:
   Beverage and food sales                   $ 1,630,105   $ 1,345,258    $ 3,334,745   $ 2,269,633
   Admission fees                                245,822       401,185        516,289       763,012
   Gain on sale of assets                              -             -              -       100,000
   Other income                                  107,786       136,925        206,861       235,685
                                             ------------  ------------   ------------  ------------

                                               1,983,713     1,883,368      4,057,895     3,368,330
                                             ------------  ------------   ------------  ------------

COSTS AND EXPENSES:
   Cost of products and services               1,955,520     1,588,864      3,827,030     2,664,095
   General and administrative expense            163,465       238,842        369,820       398,154
   Depreciation and amortization                 107,243        87,760        220,554       155,486
   Interest expense                               47,935        12,591         77,914        20,694
                                             -------------  ------------  ------------  ------------

                                               2,274,163     1,928,057      4,495,318     3,238,429
                                             -------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                       (290,450)      (44,689)      (437,423)      129,901

INCOME TAX (EXPENSE)                                   -             -              -             -
                                             ------------  ------------   ------------  ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS         (290,450)      (44,689)      (437,423)      129,901

MINORITY INTERESTS IN (INCOME) LOSS OF
   CONSOLIDATED SUBSIDIARIES                      34,197        16,702         45,840         3,909
                                             ------------  ------------   ------------  ------------

NET INCOME (LOSS)                               (256,253)      (27,987)      (391,583)      133,810

PREFERRED STOCK DIVIDENDS                              -             -              -        (3,204)
                                             ------------  ------------   ------------  ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK $  (256,253)  $   (27,987)   $  (391,583)  $   130,606
                                             ============  ============   ============  ============

BASIC EARNINGS PER SHARE                     $     (0.06)  $    (0.007)   $     (0.09)  $     0.035
                                             ============  ============   ============  ============

DILUTED EARNINGS PER SHARE                           N/A   $       N/A           N/A    $     0.032
                                             ============  ============   ============  ============

AVERAGE COMMON AND COMMON EQUIVALENT:
   BASIC SHARES                                4,364,214     3,735,270      4,310,499     3,734,721
                                             ============  ============   ============  ============

   DILUTED SHARES                              6,751,314     3,735,270      6,697,599     4,121,227
                                             ============  ============   ============  ============

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                            10% Convertible       12% Convertible
                            Preferred Stock       Preferred Stock        Common Stock
                         -----------------------------------------------------------------
                          Number      Value      Number     Value      Number    $0.001    Additional                   Total
                            of         of          of         of         of        par       Paid-In    Accumulated  Stockholders'
                          Shares     Shares      Shares     Shares     Shares   Value (1)  Capital (1)    Deficit       Equity
                         ---------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1998      40,000   $ 400,000     14,500  $ 145,000   3,734,721   $ 3,735   $ 4,397,351  $ (2,927,870)  $ 2,018,216

Redemption of
   preferred stock             -           -    (14,500)  (145,000)          -         -             -             -      (145,000)

Cash dividends:
   Preferred -
     $1 per share              -           -          -          -           -         -             -             -             -
     $1.20 per share           -           -          -          -           -         -             -        (3,204)       (3,204)

Issuance of common stock for
   payment of debt                                                      50,000       500        34,500                      35,000

Net income for the
   six months ended
   June 30, 1999               -           -          -          -           -         -             -       133,810       133,810
                         ---------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1999          40,000   $ 400,000          -  $       -   3,784,721   $ 3,735   $ 4,431,851  $ (2,797,264)  $ 2,038,822
                         =========================================================================================================


Balance,
   December 31, 1999      40,000   $ 400,000          -  $       -   4,235,721   $ 4,236   $ 4,754,851  $ (3,427,127)  $ 1,731,960

Exercise of stock options        -         -          -          -     165,900       166       124,258             -       124,424

Preferred Stock issued    60,000     600,000

Common stock issued
   to purchase interest
   in Boots, Inc.                                                      200,000       200       149,800

Cash dividends:
   Preferred -
     $1 per share              -           -          -          -           -         -             -            -              -

Net loss for the
   six months ended
   June 30, 2000               -           -          -          -           -         -             -     (391,583)      (391,583)
                         ---------------------------------------------------------------------------------------------------------

Balance,
   June 30, 2000         100,000  $1,000,000          -  $       -   4,601,621   $ 4,602   $ 5,028,909 $ (3,818,710)   $ 1,464,801
                         =========================================================================================================

(1) The common stock and additional paid-in capital have been adjusted retroactively to reflect the change in par value from $0.1 to $.001 which occurred on September 3, 1999.

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                     (FORMERLY WESTERN COUNTRY CLUBS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   Page 1 of 2

                                                           2000          1999
                                                        ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(391,583)    $ 133,810
    Adjustments to reconcile net loss to net cash
       provided by operating activities -
       Depreciation and amortization                      220,554       155,486
       Gain on sale of assets                                   -      (100,000)
       Minority interests in earnings of subsidiaries     (45,840)       (3,909)
       Changes in assets (increase) decrease -
         Accounts receivable                               20,158        19,113
         Inventories                                       (8,948)      (29,695)
         Prepaid expenses                                 (14,616)       84,575
         Deposits and other assets                        (11,934)            -
       Changes in liabilities increase (decrease) -
         Accounts payable                                 162,673        68,321
         Accrued expenses                                  13,228        31,379
                                                        ----------    ----------

            Net cash provided by (used in)
              operating activities                        (56,308)      359,080
                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to related parties                                    -       (34,000)
    Repayments of notes receivable                              -       153,090
    Capital advance for formation of
      unconsolidated investee                                   -       (29,189)
    (Increase) decrease in deposits and other assets            -      (112,982)
    Acquisition of property and equipment                (331,504)     (820,030)
                                                        ----------    ----------

       Net cash provided by (used in)
         investing activities                            (331,504)     (843,111)
                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions to minority interests        (2,500)       (3,500)
    Minority interest investments in LLC's                      -       150,000
    Sale of common stock                                  124,424             -
    Retirement of preferred stock                               -      (145,000)
    Payments of dividends                                       -        (3,204)
    Borrowings under notes payable                        242,735       627,500
    Repayments of notes payable                          (100,126)     (169,119)
    Borrowings under capital leases                       128,142
    Repayments of capital lease                            (2,634)            -
                                                        ----------    ----------

       Net cash provided by (used in)
         financing activities                             390,041       456,677
                                                        ----------   -----------

NET INCREASE (DECREASE) IN CASH                             2,229       (27,354)

CASH, BEGINNING OF PERIOD                                 172,622       205,411
                                                        ----------   -----------

CASH, END OF PERIOD                                     $ 174,851    $ 178,057
                                                        ===========  ===========

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   Page 2 of 2

                                                           2000          1999
                                                        ----------    ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                              $  77,914     $  20,694
                                                        ==========    ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    During March 1999, the Company sold its rights to a note receivable, previously written off, for a $100,000 note receivable due from the affiliate.

    During June 2000, the Company issued 60,000 shares of 10% convertible Preferred Stock in exchange for 120,000 shares of The National Capital Companies, Inc. common stock.

    During June 2000, the Company issued 200,000 shares of its common stock in exchange for the 20% interest in Boots, Inc. not owned by the Company, resulting in goodwill of $89,704.












                 See accompanying notes and accountants' report.

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

           Entertainment Wichita, Inc. ("EWI"), a wholly owned subsidiary, owns an 100% interest in In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas (Notes 6 and 12).

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

               Marketable Equity Securities - Marketable securities which are available-for-sale are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

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

               Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits. At June 30, 2000, the Company had no uninsured deposits.


(3)     NOTES AND LOANS RECEIVABLE

        At June 30, 2000, the Company had an 8% note receivable due from an individual, payable in monthly installments of $7,500, including interest, due April 1999, totaling $75,642 less an allowance for doubtful accounts of $47,000, resulting in a net book value of $28,642.

        In addition, the Company had the following notes receivable due from affiliates as of June 30, 2000:

                                                                    2000
                                                                 ----------
        6% note receivable due from a
        corporation in March 2001                                $ 100,000

        6% note receivable due from
        a corporation                                               50,000

        8% note receivable due from a
        corporation                                                480,000
                                                                 ----------

           Total notes receivable - affiliates                   $ 630,000
                                                                 ==========

           Current portion                                       $ 170,000
                                                                 ==========

           Long-term portion                                     $ 460,000
                                                                 ==========


(4)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash, short-term notes receivable, commercial paper and accounts payable approximate fair value because of the short-term maturity of these instruments.

        The carrying value of long-term debt, including the current portion in the financial statements, approximates fair value.

(5)     NOTES PAYABLE
        The Company had the following notes payable to a related parties at June 30, 2000:

        1% over prime,  payable in monthly installments
        of $6,250 plus interest through July 2000,
        secured by the  ownership  interest of a
        stockholder and the guarantee of a financial
        corporation                                              $    28,005

        10% note payable to a corporation, due
        November 2000                                                 50,000
                                                                 -----------

               Total notes payable - related parties             $    78,005
                                                                 ===========

        Long-term debt consists of the following at June 30, 2000:

        8.25% note payable to a bank, due in monthly
        installments of $12,000 including interest through
        February 2002, secured by personal guarantees
        of stockholders, and equipment                           $   472,888

        8.25% note payable to a bank, due in monthly
        installments  of $6,172 including interest
        through February 2001, secured by personal guarantees
        of stockholders, and equipment                               291,936

        8.5% note payable to a bank, due in monthly
        installments of $4,116 including interest through
        August 2000, secured by personal guarantees of
        stockholders, and equipment                                  168,008

        11% note payable to a partnership, due
        in monthly installments of $1,663 through
        July 2000, secured by equipment                                3,163

        10% note payable to a limited
        partnership, due in monthly installments
        of $7,500 through September 2000                             113,265

        16% note payable to a financial institution,
        due November 2000                                             20,000

        10.75% note payable to a bank, due in monthly
        installments of $1,500 through February, 2001,
        secured by equipment                                          31,359
                                                                 -----------

               Total long-term debt                                1,100,619
               Less current portion                                  754,694
                                                                 -----------
               Noncurrent portion                                $   345,925
                                                                 ===========

(6)     RELATED PARTY TRANSACTIONS

        On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $28,005 at June 30, 2000 is due to a former limited partner of the Company.

        During March 1999, the Company sold its rights to a fully reserved receivable to an affiliate for a $100,000 note receivable from the affiliate.

        During the second quarter of 2000 the Company entered into an agreement with its former president. Calling for a payment of $210,000 in return for a covenant not to compete. This payment was capitalized for financial reporting purposes and is to be amortized over the life of the covenant.

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

        On June 23, 2000 the Company issued 60,000 share of 10% convertible preferred stock in exchange for 120,000 shares of common stock of The National Capital Companies, Inc. The 120,000 shares of The National Capital Companies, Inc. was recorded on the Company's books at $600,000, its estimated fair market value on the date of the exchange. This stock is considered available-for-sale for financial reporting purposes. At June 30, 2000 this stock had a quoted value of $765,000, however, because it is a thinly traded stock management estimates the true fair market value of this stock equals its $600,000 carrying value as of that date.

(8)     INCOME TAXES

        As of June 30, 2000, the Company's deferred tax assets were as follows:

                                                                   2000
                                                              --------------
        Tax over book basis of fixed and
           intangible assets                                   $   295,262
        Leases with scheduled rent increases                        36,293
        Net operating loss carryforwards                           959,865
        Charitable contribution carryforwards                        1,549
                                                               -------------
                                                                 1,292,969
        Valuation allowance                                     (1,192,969)
           Net deferred tax asset                                  100,000
        Current asset                                                    -
                                                               ------------
           Long-term asset                                     $   100,000
                                                               ============

        Realization of the deferred tax asset is dependent upon the Company generating sufficient future taxable income against which its loss carryforward and other timing differences can be offset. Management has determined that it is not likely that the Company will be able to realize all the tax benefits from the net operating loss carryforward and other timing differences and has therefore reduced the deferred tax asset by a valuation allowance.

        At December 31, 1999, the Company has a net operating loss carryforward of approximately $2,823,133, which expires in 2013.

(9)     EARNINGS PER SHARE

        Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the Series A Preferred Stock and the Series B Preferred Stock, which are considered to be common stock equivalents. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 4,364,214 and 4,310,499 for the three and six months ended June 30, 2000, respectively.


(10)    LEASE COMMITMENTS

        Capital Leases

        The Company is the lessee of restaurant equipment under various capital leases expiring in 2005. The assets and liabilities under the capital lease are recorded at the fair value of the asset. The assets are amortized over the estimated productive lives. Amortization of assets under the capital lease is included in depreciation expenses for the three months ended June 30, 2000.

        Minimum future lease payments under capital leases as of June 30, 2000 for each of the next five years and in the aggregate are:

        Twelve months ending June 30,                                Amount
        -----------------------------                              ----------
               2001                                                $  72,198
               2002                                                   72,198
               2003                                                   69,459
               2004                                                   55,759
               2005                                                   45,104
               Subsequent to 2005                                          -
                                                                    --------
               Total minimum lease payments                          314,718
               Less amount representing interest                    (108,793)
                                                                    --------
                                                                   $ 205,925
                                                                    ========

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


(12)    ACQUISITION OF REMAINING 20% INTEREST IN IN CAHOOTS, LTD.

        On June 30, 2000, the Company acquired the remaining 20% interest in In Cahoots, Ltd. in exchange for the issuance of 200,000 shares of the Company's common stock. This transaction was treated as a purchase for financial reporting purposes with the purchase price valued at $150,000, of which $89,704 was allocated to Goodwill.

                                 PART 1 - ITEM 2


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                     PART 1

Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10- QSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Atomic Burrito Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; advisability, locations and terms of sites for nightclub development; the development of the "Atomic Burrito" concept; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referred in the Form 10QSB. The use in this Form 10 QSB of such words as "believes", "anticipates", "Expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

General

The Company operates two country-western nightclubs, one located in St. Louis Missouri and one located in Wichita, Kansas. Commencing in 1999 the Company commenced operating Atomic Burrito restaurants which feature a "Fresh-Mex" concept. As of June 30, 2000 the Company owns all or part of five Atomic Burrito restaurants, one each in Tulsa Oklahoma, Wichita Kansas, Oklahoma City Oklahoma, Norman Oklahoma, and Houston Texas.

Comparison of three months ended June 30, 2000 with three months ended June 30, 1999

Revenues - Revenues increased by 5% from $1,883,368 in 1999 to $1,983713 in 2000. This increase is due primarily to a 21% increase in food and beverage sales offset in part by a 39% decrease in admissions fees. The increase in food and beverage sales is attributable to sales at the five Atomic Burrito restaurants which were not in operation in 1999. The decrease in admissions fees is due to a policy change at the Company's night clubs which allows admission fees to go directly to entertainers in lieu of paying them a fixed entertainment fee.

Cost of Goods and Services - The cost of goods and services increased by 23% from $1,588,864 in 1999 to $1,955,520 for the same period in 2000. This increase was due primarily to increased food and beverage costs associated with the 21% increase in food and beverage sales.

General and administrative expense - General and administrative expenses decreased by 32% from $238,842 in 1999 to $163,465 for the same period in 2000. This decrease is due primarily to managements efforts to reduce administrative expenses.

Depreciation and Amortization - Depreciation and amortization increased by 22% from $87,760 in 1999 to $107,243 for the same period in 2000. This increase was due to additional depreciated associated with the five Atomic Burrito restaurants.

Interest Expense - Interest expense increased by 280% from $12,591 in 1999 to $47,935 for the same period in 2000. This increase in interest expense is due to the increased debt load assumed by the Company in connection with acquiring and opening its five Atomic Burrito restaurants.

Minority interest in losses of Consolidated Subsidiaries - The reduction in losses associated with the minority interest in consolidated subsidiaries increased by 105% from $16,702 in 1999 to $34,197 for the same period in 2000. This reduction is due to losses from certain Atomic Burrito restaurants which had minority owners.


Comparison of six months ended June 30, 2000 with six months ended June 30, 1999

Revenues - Revenues increased by 20% from $3,368,330 in 1999 to $4,057,894 in 2000. This increase is due primarily to a 47% increase in food and beverage sales offset in part by a 32% decrease in admissions fees and a $100,000 gain on the sale of assets which took place in 1999. The increase in food and beverage sales is attributable to sales at the five Atomic Burrito restaurants which were not in operation in 1999. The decrease in admissions fees is due to a policy change at the Company's night clubs which allows admission fees to go directly to entertainers in lieu of paying them a fixed entertainment fee.

Cost of Goods and Services - The cost of goods and services increased by 44% from $2,664,095 in 1999 to $3,827,030 for the same period in 2000. This increase was due primarily to increased food and beverage costs associated with the 47% increase in food and beverage sales.

General and administrative expense - General and administrative expenses decreased by 7 % from $398,154 in 1999 to $369,820 for the same period in 2000. This decrease is due primarily to managements efforts to reduce administrative expenses.

Depreciation and Amortization - Depreciation and amortization increased by 42% from $155,486 in 1999 to $220,554 for the same period in 2000. This increase was due to additional depreciated associated with the five Atomic Burrito restaurants.

Interest Expense - Interest expense increased by 277% from $20,694 in 1999 to $77,914 for the same period in 2000. This increase in interest expense is due to the increased debt load assumed by the Company in connection with acquiring and opening its five Atomic Burrito restaurants.

Minority interest in losses of Consolidated Subsidiaries - The reduction in losses associated with the minority interest in consolidated subsidiaries increased by 1073% from $3,909 in 1999 to $45,840 for the same period in 2000. This reduction is due to losses from certain Atomic Burrito restaurants which had minority owners.

Liquidity and Capital Resources

As of June 30, 2000 the Company had cash of $174,851 and a working capital deficit of $1,265,549. During the six months ended June 30, 2000, the Company generated a cash flow deficit of $58,173 from operating activities.

The cash flow deficit from operations results from operating losses generated by certain of the Atomic Burrito restaurants. Management intends to reevaluate the Atomic Burrito restaurants and their operations prior to adding any additional restaurants. Management intends to refocus on the operations of its profitable nightclubs.

During the quarter ended June 30, 2000 the Company issued 600 shares of 10% cumulative preferred stock in exchange for 120,000 shares of National Capital Companies, Inc. common stock. The Company is holding this stock for investment purposes.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute forward-looking statements within the meaning of the Reform Act. See "Special Note Regarding Forward Looking Statements" for additional factors relating to such statements.

The Company is involved in various legal actions associated with the normal conduct of its business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the second quarter of 2000, the Company did not submit any matters to a vote of its shareholders.

Item 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits:

               11.     Statement Re:  Computation of Per Share Earnings

               27.     Financial Data Schedule

     (b)     Reports on Form 8-K

               On March 30, 2000 the Company filed a form 8-K to announce an agreement in principal to acquire Unhatched.com, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2000                             Atomic Burrito, Inc.



                                            By:/s/ Joe R. Love
                                               --------------------------
                                               Joe R. Love
                                               Chairman of the Board