Form 10QSB
period 2000-09-30
ATOMIC BURRITO INC
filed 2000-11-20
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                         Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oklahoma                                        84-1131343
-------------------------------                ---------------------------------
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


        Shares of Common Stock, $.001 par value,
        outstanding as of November 10, 2000            4,757,121

        Transitional Small Business Disclosure Format: Yes  [ ]  No [X]

                              ATOMIC BURRITO, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1  Financial Statements

            Consolidated Condensed Balance Sheets - September 30, 2000 and December 31, 1999

            Consolidated Condensed Statements of Income - For the Three Months and Nine Months Ended September 30, 2000 and 1999

            Consolidated Condensed Statements of Stockholders' Equity - For the Nine Months Ended September 30, 2000 and 1999

            Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended September 30, 2000 and 1999

            Notes to Consolidated Condensed Financial Statements

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

   Item 1 Legal Proceedings

   Item 2 Exhibits and Reports on Form 8-K

                              ATOMIC BURRITO, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000           1999
                                                     -------------  ------------
                                                      (UNAUDITED)

ASSETS
Current assets:
        Cash                                         $     22,100   $   172,622
        Accounts receivable                                43,498        78,354
        Notes and loans receivable                         41,954        28,642
        Notes receivable from related parties             580,000       319,441
        Inventories                                        77,207        95,648
        Prepaid expenses                                   32,141        38,019
                                                     ------------   -----------

                      Total Current Assets                796,900       732,726
                                                     ------------   -----------


PROPERTY AND EQUIPMENT, at cost:
        Land and improvements                              77,011        77,011
        Leasehold improvements                          2,108,373     2,365,157
        Equipment                                       1,138,576     1,057,426
        Furniture and fixtures                            420,595       543,979
                                                     ------------   -----------
                                                        3,744,555     4,043,573
        Less accumulated depreciation                  (1,820,903)   (1,452,412)
                                                     ------------   -----------
                      Net Property and Equipment        1,923,652     2,591,161
                                                     ------------   -----------

OTHER ASSETS:
        Deferred income taxes                             100,000       100,000
        Notes receivable, net of current portion
               shown above                                356,688             -
        Notes from affiliates, net of current portion
               shown above                                 50,000       460,000
        Goodwill, net of amortization                      85,219        38,374
        Covenant not to compete, net of amortization       51,667             -
        Investments available for sale                    525,000             -
        Other investments                                  57,400        57,400
        Deposits and other                                 66,210       139,003
                                                     ------------   -----------
                      Total other assets                1,342,184       794,777
                                                     ------------   -----------

                      Total Assets                   $  4,012,736   $ 4,118,664
                                                     ============   ===========

                             See accompanying notes.

                              ATOMIC BURRITO, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000           1999
                                                     -------------  ------------
                                                      (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                             $    660,552   $   624,442
        Accrued expenses                                  340,759       318,557
        Dividends payable                                  15,500             -
        Notes payable - related parties                    20,000        45,082
        Notes and capital leases payable                1,059,720       414,304
                                                      -----------    ----------
                      Total Current Liabilities         2,096,531     1,402,385
                                                      -----------    ----------

Long-term debt                                            251,138       657,047
                                                      -----------    ----------
Minority Interests                                         96,567       327,272
                                                      -----------    ----------

Stockholders' Equity:
        10% convertible preferred stock - Series A        400,000       400,000
        10% convertible preferred stock - Series B        600,000             -
        10% convertible preferred stock - Series C         60,000             -
        Common Stock, $.01 par value;                       4,666         4,236
        Additional paid in capital                      5,056,845     4,754,851
        Retained (deficit)                             (4,503,011)   (3,427,127)
        Accumulated other comprehensive loss              (50,000)            -
                                                      -----------    ----------

               Total Stockholders' Equity               1,568,500     1,731,960
                                                      -----------    ----------


               Total Liabilities and
                 Stockholders' Equity                $  4,012,736   $ 4,118,664
                                                      ===========    ==========


                             See accompanying notes.

                              ATOMIC BURRITO, INC.

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   2000        1999        2000         1999
                                ----------  ----------  -----------  ----------
REVENUES:
  Beverage and food sales       $  744,057  $  882,045  $ 2,561,016  $2,645,305
  Admission fees                   169,626     366,404      685,915   1,129,416
  Other revenues                   169,783      67,717      351,160     231,777
  Sale of fixed assets (Note 3)          -           -            -     100,000
                                 ---------   ---------   ----------   ---------
    Total Revenues               1,083,466   1,316,166    3,598,091   4,106,498
                                 ---------   ---------   ----------   ---------

COSTS AND EXPENSES:
  Cost of products and services    936,498     941,867    3,077,791   3,158,155
  Depreciation and amortization     98,702      73,848      237,136     215,010
  Interest                          26,515      23,926       91,238      44,621
  General and administrative
      expenses                     175,679     332,877      485,908     600,394
                                 ---------   ---------   ----------   ---------
    Total Costs and Expenses     1,237,394   1,372,518    3,892,073   4,018,180
                                 ---------   ---------   ----------   ---------

INCOME (LOSS) BEFORE TAXES
    AND MINORITY INTERESTS        (153,928)    (56,352)    (293,982)     88,318

PROVISION (BENEFIT) FOR
    INCOME TAXES                   (56,953)    (20,850)    (108,773)     32,678

CHANGE IN VALUATION
    ALLOWANCE                       56,953      20,850      108,773     (32,678)
                                 ---------   ---------   ----------   ---------
NET INCOME (LOSS) FROM
    CONTINUING OPERATIONS         (153,928)    (56,352)    (293,982)     88,318

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, net of income taxes  (514,872)     11,137     (766,402)        277
                                 ---------   ---------   ----------   ---------

NET INCOME (LOSS) BEFORE
  DIVIDEND                        (668,800)    (45,215)  (1,060,384)     88,595


PREFERRED STOCK DIVIDEND           (15,500)    (10,001)     (15,500)    (13,205)
                                 ---------   ---------   ----------   ---------
NET INCOME (LOSS)                 (684,300)    (55,216)  (1,075,884)     75,390

OTHER COMPRENHENSIVE LOSS:
  Unrealized losses on
    securities                     (50,000)          -      (50,000)          -
                                 ---------   ---------   ----------   ---------

COMPREHENSIVE INCOME (LOSS)     $ (734,300) $  (55,216) $(1,125,884) $   75,390
                                 =========   =========   ==========   =========

EARNINGS (LOSS) PER SHARE       $    (0.15) $     (.01) $     (0.24) $      .02
                                 =========   =========   ==========   =========

WEIGHTED AVERAGE SHARES
    OUTSTANDING                  4,482,003   3,805,917    4,425,987   3,758,897
                                 =========   =========   ==========   =========
EARNINGS (LOSS) PER SHARE
    ASSUMING DILUTION            $     N/A   $     N/A   $      N/A  $     .020
                                  ========   =========   ==========   =========

WEIGHTED AVERAGE SHARES
    OUTSTANDING - ASSUMING
    DILUTION                           N/A         N/A          N/A   4,235,325
                                 =========  =========    ==========   =========

                             See accompanying notes.

                              ATOMIC BURRITO, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                       Series A     Series B     Series C
                          10%         10%          10%
                      Convertible Convertible  Convertible   Common
                       Preferred   Preferred    Preferred     Stock
                         Stock       Stock        Stock                                         Accumulated
                        ----------------------------------------------------------                 Other
                        Value        Value        Value      $0.001    Additional                Comprehen-      Total
                         of           of           of          par       Paid-In    Accumulated    sive       Stockholders'
                        Shares      Shares       Shares     Value (1)  Capital (1)   Deficit       Loss          Equity
                        ------------------------------------------------------------------------------------------------------------


Balance,
  December 31,
  1998                 $400,000   $ 145,000       $ -       $ 3,735   $ 4,397,351  $(2,927,870)     $ -        $ 2,018,216

Redemption of
  preferred stock             -    (145,000)        -             -             -            -        -           (145,000)
0
Cash dividends:
  Preferred -
   $1 per share               -           -         -             -             -            -        -                  -
   $1.20 per share            -           -         -             -             -       (3,204)       -             (3,204)

Issuance of common
  stock for
    payment of debt           -           -         -           500        34,500            -        -             35,000

Net income for the
  nine months ended
    September 30,
    1999                      -           -         -             -             -       88,595        -             88,595
                       -------------------------------------------------------------------------------------------------------------

Balance,
  September 30,
    1999               $400,000  $        -   $     -       $ 3,735 $   4,431,851 $ (2,842,479)     $ -        $ 1,993,607
                       =============================================================================================================

Balance,
  December 31,
    1999               $400,000         $ -   $     -       $ 4,236 $   4,754,851 $ (3,427,127)     $ -        $ 1,731,960

Exercise of
  stock options               -           -         -           170       127,254            -        -            127,424

Preferred Stock issued        -     600,000    60,000             -             -            -        -            660,000

Common stock issued
   to purchase interest
   in Boots, Inc.             -           -         -           200       149,800            -        -            150,000

Common stock issued
   for cash                   -           -         -            60        24,940            -        -             25,000

Cash dividends:
   Preferred -
    $1 per share              -           -         -             -             -            -           -               -

Net loss for the
   nine months ended
   September 30, 2000         -           -         -             -             -   (1,075,884)          -      (1,075,884)

Net unrealized loss
   on marketable
   securities                 -           -         -             -             -            -     (50,000)        (50,000)
                       ----------------------------------------------------------------------------------------------------

Balance,
   September 30, 2000  $400,000   $ 600,000  $ 60,000       $ 4,666   $ 5,056,845$ (4,503,011)  $ (50,000)$    $ 1,568,500
                       ====================================================================================================


(1) The  common  stock  and  additional   paid-in  capital  have  been  adjusted
    retroactively to reflect the change in par value from $0.1 to $.001 which occurred on September 3, 1999.
     See accompanying notes.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  Page 1 of 2

                                                          2000          1999
                                                       -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(1,075,884)  $   88,595
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities -
      Depreciation and amortization                        374,934      243,917
      Impairment write down                                208,329            -
      Gain on sale of assets                                     -     (100,000)
      Minority interests in earnings of
        subsidiaries                                             -        9,515
    Changes in assets (increase) decrease -
      Accounts receivable                                   66,664       24,660
      Due from related parties                             117,683            -
      Inventories                                           18,441      (53,855)
      Prepaid expenses                                       5,878       56,343
      Deposits and other assets                            119,293     (208,359)
    Changes in liabilities increase
      (decrease) -
      Accounts payable                                      36,111       87,177
      Accrued expenses                                      22,201       14,005
      Dividends payable                                     15,500            -
                                                        ----------    ---------
        Net cash provided by (used in)
          operating activities                             (90,850)     161,998
                                                        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of notes receivable                                 -      105,596
  Sale of investments                                       25,000            -
  Capital advance for formation of
    unconsolidated investee                                      -     (174,003)
  Acquisition of property and equipment                   (431,827)    (792,738)
                                                        ----------    ---------

    Net cash provided by (used in)
      investing activities                                (406,827)    (861,145)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions to minority
    interests                                                    -       (8,750)
  Minority interest investments in LLC's                   (79,694)     150,000
  Sale of common stock                                     152,424       22,500
  Sale of preferred stock                                   60,000            -
  Retirement of preferred stock                                  -     (145,000)
  Payments of dividends                                          -      (13,205)
  Borrowings under notes payable
    and capital leases                                     260,396      850,000
  Repayments of notes payable                              (45,971)    (245,145)
                                                        ----------    ---------
    Net cash provided by (used in)
      financing activities                                 347,155      610,400
                                                        ----------    ---------

NET INCREASE (DECREASE) IN CASH                           (150,522)     (88,747)

CASH, BEGINNING OF PERIOD                                  172,622      205,411
                                                        ----------    ---------

CASH, END OF PERIOD                                    $    22,100   $  116,664
                                                        ==========    =========


                             See accompanying notes.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   Page 2 of 2

                                                          2000          1999
                                                       -----------   ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                              $    91,238   $   44,737
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    During March 1999, the Company sold its rights to a note receivable, previously written off, for a $100,000 note receivable due from the affiliate.

    During June 2000, the Company issued 60,000 shares of 10% convertible Preferred Stock in exchange for 120,000 shares of The National Capital Companies, Inc. common stock. This transaction was valued at $600,000 for financial reporting purposes

    During June 2000, the Company issued 200,000 shares of its common stock in exchange for the 20% interest in Boots, Inc. not owned by the Company. This transaction was valued at $150,000 for financial reporting purposes and resulted in recording goodwill of $89,704.

    During September 2000, the Company sold the assets and operations of its Atomic Burrito restaurant in Norman, Oklahoma in exchange for a note receivable of $370,000.




                             See accompanying notes.

                              ATOMIC BURRITO, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - GENERAL

        In the opinion of Atomic Burrito, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flow for the three months and nine months ended September 30, 2000 and 1999. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

        ACCOUNT RECLASSIFICATIONS

        Operating results were reclassified for 1999 and 2000 to segregate the discontinued operations of the Atomic Burrito Restaurants from continuing operations.

Note 2 - CHANGES IN CAPITAL STOCK

        During February 1999, $145,000 of Series B preferred stock was redeemed at face value. The Company issued 50,000 shares of common stock in payment for $35,000 of professional fees effective June 30, 1999. In July 1999, stock options for 30,000 shares of common stock were exercised at a price of $ .75 per share.

        During June 2000, the Company issued 60,000 shares of 10% convertible - Series B preferred stock in exchange for 120,000 shares of stock in a publicly traded company. This transaction was valued at $600,000 for financial reporting purposes. The 10% convertible preferred stock has a $10 par value with 100,000 shares authorized and 60,000 shares issued and outstanding at September 30, 2000.

        During the first nine months of 2000, stock options for 169,900 shares of common stock were issued for $127,424 in cash.

        During June 2000, the Company acquired the remaining 20% interests in the Wichita Night Club for 200,000 shares of common stock. This transaction, which was treated as a purchase for financial reporting purposes, was valued at $150,000, and resulted in the recording of $89,704 in goodwill.

        During August 2000, the Company issued 6,000 share of Series C 10% preferred stock in exchange for $60,000 in cash.

Note 3 - SALE OF ASSETS

        During March 1999, the Company sold two notes receivable totaling $155,000 plus accrued interest thereon, (previously reserved 100%), for a $100,000 note receivable due March 25, 2001, bearing interest at 6% per annum. This transaction resulted in a gain of $100,000.

        During September 2000, the Company sold its interest in the furniture, fixtures, equipment and inventory located at its Atomic Burrito restaurant in Norman, Oklahoma for a $370,000 note receivable. This note is to be repaid in monthly payments of $3,536 with the remaining unpaid balance due on September 15, 2007. This note bears interest at 8% per annum and is collateralized by furniture, fixtures, and equipment. The Company recognized a $715 loss on this sale. The purchaser is assuming the liability on the Norman building lease, however, the Company has not been released from liability on this lease.

Note 4 - RESTAURANT CLOSING

        On  August  30,  2000,  the   Company  announced   its   intentions   to
discontinue its Atomic Burrito Restaurant operations. In connection with these intentions, the following actions were taken:

             During September 2000, the Company closed its Atomic Burrito restaurant in Oklahoma City, Oklahoma. Management is currently attempting to dispose of it investment in equipment and leasehold improvements at this location. The Company recognized a $100,000 loss impairment on these assets at September 30, 2000.

             During August 2000, the Company closed the Atomic Burrito restaurant in Houston, Texas in which it owned a 50% interest. The leasehold improvements at this location were forfeited to the landlord. Management is currently attempting to sell the equipment used at this restaurant. The Company reconized a $108,373 loss impairment on these assets at September 30, 2000.

              The Company is currently attempting to sell its remaining two Atomic Burrito restaurants located in Tulsa, Oklahoma (in which it owns a 57% interest) and Wichita, Kansas (in which it owns a 50% interest).

              During September 2000, the Company sold its interest in the furniture, fixtures, equipment and inventory located at its Norman Atomic Burrito for a $370,000 note receivable. This note is to be repaid in monthly payments of $3,536 with the remaining unpaid balance due on September 15, 2007. This note bears interest at 8% per annum and is collateralized by furniture, fixtures, and equipment. The Company recognized a $715 loss on this sale. The purchaser is assuming the liability on the Norman building lease, however, the landlord has not release the Company from liability on this lease.


Note 5 - INVESTMENT IN MARKETABLE SECURITIES

        As of September 30, 2000, the Company held 115,000 shares of The National Capital Companies, Inc. which it intends to hold for an indefinite period of time and thus this investment has been classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, investments available for sale are reflected on the Company's balance sheet at their current market value with any unrealized gains and losses reflected as adjustments to shareholders' equity.

As of September 30, 2000 the Company had reduced stockholders' equity by $50,000 reflecting the difference between the current market value of the investment available for sale and the Company's original cost basis in this investment.

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

General

The Company operates two country-western nightclubs, one located in St. Louis, Missouri and one located in Wichita, Kansas. In 1999 the Company commenced operating Atomic Burrito restaurants which feature a "Fresh-Mex" concept. The Company opened a total of five Atomic Burrito restaurants, one each in Tulsa, Oklahoma, Wichita, Kansas, Oklahoma City, Oklahoma, Norman, Oklahoma, and Houston, Texas. Due to substantial operating losses generated by the Atomic Burrito restaurants, in August of 2000, management decided to dispose of the this section of its business. In connection with this decision, the operations and certain assets of the Norman location were sold and the Oklahoma City and Houston locations were closed. Management is currently attempting to dispose of the remaining assets from these locations. As of September 30, 2000 the Company recognized loss impairments in the Houston and Oklahoma City restaurants of $208,329 and $100,000, respectively. The Company also recognized a $149,491 loss incurred in connection with the departure of the Company's former president. As of September 30, 2000 the Company continued to operate the Tulsa and Wichita locations while it seeks a buyer to acquire these operations.

Comparison of three months ended September 30, 2000 with three months ended September 30, 1999

Revenues - Revenues decreased by 18% from $1,316,166 in 1999 to $1,083,466 in 2000. This decrease was due in part to a 16% decrease in beverage and food sales from $882,045 in 1999 to $744,057 in 2000. Also contributing to this decrease is a 54% decrease in admissions fees from $366,404 in 1999 to $169,626 due primarily to a change in operations whereby the night clubs ceased hiring live entertainment directly and allowed the live entertainment to share in admission fees.

Cost of Goods and Services - The cost of goods and services decreased by 1% from $941,687 in 1999 to $936,498 in 2000. This decrease is due in part to an 16% decrease in beverage and food sales combined with a decrease in fees paid to live entertainment offset in part by higher food and beverage costs.

General and Administrative Expense - General and administrative expenses decreased by 47% from $332,877 in 1999 to $175,679 in 2000. This decrease is due primarily to managements efforts to reduce administrative expenses.

Depreciation and Amortization - Depreciation and amortization increased by 33% from $73,848 in 1999 to $98,702 in 2000. This increase was due primarily to amortization of goodwill associated with the acquisition of the remaining 20% interest in the Wichita club.

Interest Expense - Interest expense increased by 11% from $23,926 in 1999 to $26,515 for the same period in 2000. This increase in interest expense is due to the increased debt load assumed by the Company in connection with acquiring and opening its five Atomic Burrito restaurants.

Loss from Discontinued Operations - During the three months ended September 30, 1999 the Atomic Burrito restaurants made a profit of $11,137. During the third quarter of 2000, the Company decided to dispose of its Atomic Burrito restaurant operations. In connection with this decision, the Oklahoma City and Houston locations were closed and the Norman location was sold. In connection with the closing of the Oklahoma City and Houston locations, the Company recognized impairment losses totalling $208,329. Furthermore, the Company charged $149,491 to the loss on discontinued operations related to the departure of the Company's former president. For the quarter ended September 30, 2000, the Company recognized a loss of $(514,872) associated with its Atomic Burrito restaurant operations. The Company continued to operate its Tulsa and Wichita locations while it attempts to sell these operations.




Comparison of nine months ended September 30, 2000 with nine months ended September 30, 1999

Revenues - Revenues decreased by 12% from $4,106,498 in 1999 to $3,598,091 in 2000. This decrease was due in part to a 3% decrease in beverage and food sales from $2,645,305 in 1999 to $2,561,016 in 2000. Also contributing to this decrease is a 39% decrease in admissions fees from $1,129,416 in 1999 to $685,915 due primarily to a change in operations whereby the night clubs ceased hiring live entertainment directly and allowed the live entertainment to share in admission fees.

Cost of Goods and Services - The cost of goods and services decreased by 3% from $3,158,155 in 1999 to $3,077,791 in 2000. This decreased is due in part to a 3% decrease in beverage and food sales combined with a decrease in fees paid to live entertainment offset in part by higher food and beverage costs.

General and Administrative Expense - General and administrative expenses decreased by 19% from $600,394 in 1999 to $485,908 in 2000. This decrease is due primarily to managements efforts to reduce administrative expenses.

Depreciation and Amortization - Depreciation and amortization increased by 9% from $215,010 in 1999 to $237,136 in 2000. This increase was due primarily to amortization of goodwill associated with the acquisition of the remaining 20% interest in the Wichita club.

Interest Expense - Interest expense increased by 104% from $44,621 in 1999 to $91,238 for the same period in 2000. This increase in interest expense is due to the increased debt load assumed by the Company in connection with acquiring and opening its five Atomic Burrito restaurants.

Loss from Discontinued Operations - During the nine months ended September 30, 1999 the Atomic Burrito restaurants made a profit of $277. During the third quarter of 2000, the Company decided to dispose of its Atomic Burrito restaurant operations. In connection with this decision, the Oklahoma City and Houston locations were closed and the Norman location was sold. In connection with the closing of the Oklahoma City and Houston locations, the Company recognized impairment losses totalling $208,329. Furthermore, the Company charged $149,491 to the loss on discontinued operations related to the departure of the Company's former president. For the nine months ended September 30, 2000, the Company recognized a loss of $(766,402) associated with its Atomic Burrito restaurant operations. The Company continued to operate its Tulsa and Wichita locations while it attempts to sell these operations.



Liquidity and Capital Resources

As of September 30, 2000 the Company had cash of $22,100 and a working capital deficit of $1,299,631. During the nine months ended September 30, 2000, the Company had a cash flow deficit from operations of $(90,850). This cash flow deficit was a result of operating losses at the Atomic Burrito restaurants and the Wichita night club.

During the nine months ended September 30, 2000 the Company was able to raise $962,424 in additional capital, $600,000 of which was for the contribution of 120,000 shares of publicly traded stock, $150,000 was for the acquistion of the 20% minority interest in the Wichita night club, and the remaining $212,424 was for cash.

The future viability of the Company is dependent upon its ability to sell or otherwise dispose of its Atomic Burrito operations, improve its working capital position and obtain a profitable level of operations.

Management is currently taking the following actions:

     * The Company is looking for a buyer to acquire the Tulsa and Wichita Atomic Burrito operations. The Company is continuing to operate these locations while it seeks a buyer.
     * The Company is looking for a buyer to take over the lease, leasehold improvements, and furniture and equipment from its Oklahoma City Atomic Burrito location. Operations at this facility were terminated in September of 2000.
     * The Company is attempting to lease or sell the equipment and furniture used in its Houston Atomic Burrito location.
     * Management has significantly reduced its corporate overhead by a reduction in personnel and other cost saving measures
     * Management is seeking other night club operations for possible merger with the Company.
     * Management is also seeking investors who might be willing to make capital injections into the Company.


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

Item 4 - Submission of Matters to a Vote of Security Holders

During the third quarter of 2000, the Company did not submit any matters to a vote of its shareholders.

Item 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits:

               11.     Statement Re:  Computation of Per Share Earnings

               27.     Financial Data Schedule

     (b)     Reports on Form 8-K

               On March 30, 2000 the Company filed a form 8-K to announce an agreement in principal to acquire Unhatched.com, Inc.

               On August 30, 2000 the Company filed a form 8K to announce the appointment of Don W. Grimmit as its president replacing James E. Blacketer and to announce the Companies intention to sell its Atomic Burrito restaurant division and re-focus on its nightclub operations.

               On September 1, 2000 the Company filed a form 8K to announce a change in the Company's outside auditors from Gray & Northcutt, Inc. to Hogan & Slovacek.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2000                            Atomic Burrito, Inc.



                                             By/s/Joe R. Love
                                               ---------------------------------
                                               Joe R. Love
                                               Chairman of the Board