Form 10-K
period 2000-12-31
ATOMIC BURRITO INC
filed 2001-04-16
CIK 916298

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2000


                         Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                  73-1571194
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                        1601 N.W. Expressway, Suite 1910
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

Revenues of registrant for year ended December 31, 2000:         $4,711,932

Aggregate market value of voting stock held by
non-affiliates as of April 11, 2001                              $  412,500

Shares of Common Stock, $.001 par value, outstanding
as of April 11, 2001:                                             5,053,121

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                              ATOMIC BURRITO, INC.

                         2000 Form 10-KSB Annual Report

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

     In April of 2000, because of the poor performance of the Atomic Burrito restaurants and the cash drain on the Company, the Board of Directors began to evaluate the restaurant concept and the Company's ability to continue its development. In May of 2000, James E. Blacketer, President and Chief Executive Officer of the Company, resigned to pursue other business interests. Then in late August, due to declining performance at the Atomic Burrito restaurants and to the Company's inability to raise capital to continue the restaurant operations, the Board of Directors decided to discontinue expansion of the concept, close the unprofitable restaurants and sell the remaining restaurants and assets. Subsequently, in September of 2000, the Company sold the Norman restaurant to a company whose principal had previously worked for the Company, and in November sold the Company's interest in the Tulsa and Wichita restaurants to a company controlled by Mr. Blacketer, the former President and Chief Executive Officer of the Company, and also sold a subsidiary of the Company, Atomic Development Corporation, to Mr. Blacketer's company. In each of these transactions, the Company financed the transaction. The Company continues to attempt to sell the assets of the Houston and Oklahoma City restaurants.

     In August, 1999, shareholders of the Company approved a change of name from
Western  Country  Clubs,  Inc.  to   Atomic  Burrito,  Inc.,   and  the  Company
reincorporated in the State of Oklahoma.

The Company

     During 2000, the Company operated two "country-western" theme nightclubs located in St. Louis, Missouri (the "St. Louis Club") and Wichita, Kansas, (the "Wichita Club"). Each Club combines live entertainment, dancing, bar and food in a country-western atmosphere. The Wichita Club has operated as In Cahoots since its inception in 1994, and the St. Louis Club was changed to an In Cahoots in 1996, having previously operated as A Little Bit of Texas. The Company acquired its interest in the Wichita Club, an 80% general partnership interest, in December 1996 from a corporation affiliated with James E. Blacketer and Joe R. Love, Directors of the Company. See Item 6. "Management's Discussion and Analysis."

     In March of 2001, Incahoots Limited Partnership, a Kansas limited partnership, which is owned by the Company's wholly-owned subsidiary, Entertainment Wichita, Inc., entered into a contract to sell its furniture, fixture and equipment at its Wichita Club. The Company's reasons for agreeing to sell the Wichita Club included the poor performance of the Wichita Club during the past year, increased competition in the Wichita market, the death of a customer in an incident at the club in May of 2000, and the small size of the Wichita market compared to the St. Louis Club's market size. The Wichita Club was losing money and unable to continue its operations on a profitable basis, and unable to pay its creditors. On April 12, 2001, the transaction was completed with a gross sales price of $1.2 million with the partnership netting approximately $875,000. The Company intends to use the proceeds to satisfy existing debts and to reduce its bank borrowings.

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

     The St. Louis Club opened for business as a non-alcoholic club on April 22, 1994. It began marketing alcoholic beverages on May 19, 1994 upon receipt of a liquor license from the Supervisor of Liquor Control of the State of Missouri. The customer's average expenditure, exclusive of food and souvenirs, is approximately $11.

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

     On April 12, 2001, the Wichita Club's furniture, fixtures and equipment was sold to a group of investors located in Wichita, Kansas. The Company's reasons for selling these assets included the poor performance and losses at the Wichita Club during the past year, as well as, declining performance during past years, increased competition in the Wichita market, the death of a customer in an incident at the club in May of 2000, and the small size of the Wichita market compared to the St. Louis Club's market size.

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

     The Company formed a wholly-owned subsidiary, "Atomic Burrito, Inc.", now Atomic Development Corporation, an Oklahoma corporation, in the summer of 1998, for development of its new restaurant concept. Because of its limited financial resources, the Company opted to develop its prototype restaurants through a "license agreement" whereby an experienced restaurant operator would own and operate the restaurant, using the "Atomic Burrito" name, menu, recipes, logo, layout and design, and utilizing the "Atomic Burrito" operations manual developed by the Company. In return, the licensee would pay the Company's subsidiary (licensor) an initial license fee and an ongoing royalty fee.

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

     In December 1999, the Company entered into discussions with the licensee which owned the Norman, Oklahoma, "Atomic Burrito" restaurant, regarding the possible purchase of the unit by the Company. The licensee's owners, successful restaurant operators in both Oklahoma and Texas, had previously closed their Stillwater, Oklahoma "Atomic Burrito" restaurant and were in the middle of an expansion of their other restaurant and brew pub operations, which were unrelated to the Company. The licensee approached the Company with the idea of selling the restaurant to the Company in exchange for common stock in the Company. Subsequently, an agreement was reached, effective December 31, 1999, whereby the Company purchased the assets of the licensee and assumed certain liabilities. As part of that transaction, the Company agreed to issue 360,000 shares of the Company's restricted common stock, to the licensee and its owners. The parties valued the transaction, after assumption of certain liabilities, at $270,000.00. Thus at the end of 1999, the Company owned and operated restaurants in Tulsa, Wichita, Houston, and Norman, with a licensed unit in Longview, Washington, and subsequent to year end opened an additional restaurant in Oklahoma City which is wholly-owned by the Company.

     In March of 2000, the Company opened an Atomic Burrito restaurant in Oklahoma City, Oklahoma. In April 2000, the Board of Directors became concerned about the overall poor performance of the Atomic Burrito restaurants, and began an evaluation of the Company's ability to continue such operations. In May 2000, the Company's President and Chief Executive Officer and founder of the Atomic Burrito concept, James E. Blacketer, resigned his positions to pursue other business interests.

     Because of declining performances at the Atomic Burrito restaurants through the summer, and because of the Company's lack of cash and inability to raise additional capital to continue the restaurant operations, the Board of Directors decided in late August to discontinue expansion of the concept, close the non-profitable restaurants, and attempt to sell all of the restaurants. In September of 2000, the Oklahoma City and Houston restaurants closed. Also in September of 2000, the Company sold the Norman restaurant to a company whose principal had previously worked for the Company and financed the transaction with a note for $370,000. In November of 2000, the Company's interest in the Tulsa and Wichita restaurants were sold to a company controlled by the Company's former President, James E. Blacketer, for $180,000 and $170,000, respectively, with a $40,000 down payment and the Company financing with a note the balances of $160,000 and $150,000, respectively. At the same time, the Company sold its wholly-owned subsidiary, Atomic Development Corporation, to Mr. Blacketer's company for $75,000, all of which was financed by the Company.

     The Company is still attempting to sell the furniture, fixtures and equipment from the Houston restaurant and continues to attempt to sell the Oklahoma City restaurant.

Government Regulation

     Alcoholic beverage control regulations require the nightclubs to apply to a state authority, and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

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

     The Americans With Disabilities Act prohibits discrimination in employment and public accommodations, such as nightclubs, on the basis of disability. Under the Act, the Company is required to provide service to, or make usable accommodations for the employment and service of, disabled persons.

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

Employees and Consultants

     As of April 12, 2001, the Company had one full time employee in the corporate office, Don W. Grimmett, President and Chief Executive Officer. During 2000, the Company had approximately 120 employees in the two nightclubs.

Year 2000 Compliance

     The Company entered 2000 with no Y2K problems. Neither the Company's nightclub operations, its restaurant operations, nor its corporate offices and accounting offices experienced any type of Y2K problem. The Company, therefore, believes that its preparation for this potential problem was adequate and successful.

Item 2.  Description of Properties

     The Company's principal offices are located at 1601 N. W. Expressway, Suite 1910, Oklahoma City, Oklahoma, 73118. The Company's offices occupy approximately 1,000 square feet, for which it pays $1,500 per month.

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

     The Wichita Club is leased from Boots, Inc., formerly a 20% limited partner in the In Cahoots Limited Partnership but otherwise unaffiliated with the Company. The lease is for a ten-year term, expiring in the year 2003, with an option to extend the term for two, five-year periods, and requires monthly payments of the greater of $12,500 or 6% of gross sales. The Company during 1999 amended this lease to provide for additional rent of $4,333.00 per month for the Pockets Sports Grill addition. This lease was terminated on April 12, 2001 in connection with the sale of the furniture, fixtures, and equipment at the Wichita Club.

     The Company carries general liability insurance for the St. Louis Club in the amount of $2,000,000 and $850,000 in property liability coverage. In Cahoots Limited Partnership, owner of the Wichita Club, carries $2,000,000 general liability insurance and building and property insurance coverage in the amount
of   $1,800,000  and  $800,000,  respectively.

     The Company maintains $1,000,000 in liquor liability insurance coverage at each of its nightclubs, which includes coverage for assault and battery and other risks associated with the nightclub business and with liquor licenses in general.

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

        During fiscal 2000, no matters were submitted to a vote of the Shareholders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     On April 11, 2001, there were approximately 101 shareholders of record of the Company's Common Stock. Based upon information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceeds 500 as of that date. The Company's Common Stock was approved for listing on the NASDAQ SmallCap MarketSM, effective May 18, 1994, under the symbol "WCCI" which was later changed to "ATOM" in September, 1999. Prior to listing on NASDAQ, the Company's Common Stock briefly traded in the pink sheets. On March 5, 2001, the Company was notified that it had been delisted by NASDAQ and its shares now trade on the O.T.C. Bulletin Board, under the symbol "ATOM.OB."

     The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Company's Common Stock, as reported by NASDAQ:



         2000 Fiscal Year                        High Bid ($)       Low Bid ($)
         -----------------                       ------------      ------------
         First Quarter                               1.250              .625
         Second Quarter                              2.125              .75
         Third Quarter                               1.125              .34375
         Fourth Quarter                               .50               .125

         1999 Fiscal Year
         -----------------
         First Quarter                               1.0625             .625
         Second Quarter                              1.50              1.00
         Third Quarter                               1.25              1.062
         Fourth Quarter                              1.125              .625




     On December 31, 2000, the last reported bid and asked prices for the Common Stock were $0.375 and $0.25, respectively.

Dividends

     The Company has never declared a cash dividend with respect to its Common Stock and intends to retain future earnings to support the Company's growth. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company. The Company declared no dividends on its preferred stock during the year ended December 31, 2000.

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


General


     The Company owns and operates two country and western night clubs, one in St Louis, Missouri and one in Wichita, Kansas.

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

     In September, 1999, the Company and New York Bagel agreed to terminate the joint venture agreement as it related to additional development, and New York Bagel agreed to sell its interest in the two operations in Tulsa and Wichita to the Company. New York Bagel's stated reasons for the termination were the lack of expansion capital on the part of either of the parties, and their desire to move in a different direction. Subsequently, New York Bagel filed for protection under Chapter 13 of the Federal Bankruptcy Statutes. The Company did not exercise its option to purchase New York Bagel's interest in these restaurants and as described below, subsequently, sold its interest in these operations to its former president.

     In December, 1999, the original licensees who had previously opened Atomic Burrito units in Stillwater and Norman, Oklahoma, approached the Company with a plan to sell their Norman restaurant to the Company. They had previously closed their Stillwater restaurant and were in the process of expanding their other restaurant and brew pub operations in both Oklahoma and Texas. Thereafter, the Company entered into an agreement, effective December 31, 1999, to purchase the Norman restaurant from the licensee for the issuance of 360,000 (valued at $270,000) shares of the Company's common stock as well as the assumption of certain liabilities totaling $60,967, giving the transaction a total value of $330,967.

     During February, 2000, the Company opened an Atomic Burrito restaurant in Oklahoma City, Oklahoma, in which it owned a 100% interest.

     During September, 1999, the Company opened an Atomic Burrito restaurant in Houston, Texas, in which it owned a 50% interest.

     During September, 2000, The Company's Board of Directors decided to discontinue its efforts to develop and expand the Atomic Burrito Restaurant concept.

     In September, 2000, the Company sold the property, equipment, and leasehold improvements on its Norman Atomic Burrito restaurant to an LLC in which one of the principals is a former Company employee. In connection with the sale of these assets, the LLC agreed to sublease land and building associated with this restaurant. This property was sold in exchange for a $370,000 8% note receivable.

     In November 2000, the Company sold its interest in the Tulsa and Wichita Atomic Burrito restaurant operations to a company controlled by the Company's former president for $180,000 and $170,000 respectively. The sale was consummated with a $40,000 down payment and the issuance of 8% notes receivable in the amounts of $160,000 for the Tulsa operations and $150,000 for the Wichita operations. In addition, the Company agreed to provide financing of up to $40,000 to Wichita for operating purposes.

     Also in November, the Company sold its stock in Atomic Development, Inc., a wholly owned subsidiary established to oversee the development and franchise of the Atomic Burrito concept, for $75,000, to the same company that purchased the Tulsa and Wichita Atomic Burrito restaurants.

     At December 31, 2000, the Company recorded an allowance for bad debts in the amount of $350,000 associated with the above described notes. This charge was taken to the loss on discontinued operations for financial reporting purposes.

     In September, 2000, the Company closed its Houston Atomic Burrito location. The leasehold improvements on this location were forfeited to the landlord in release from any future lease obligations. The Company is attempting to sell or lease this equipment as of year end.

     In September, 2000, the Company closed its Oklahoma City Atomic Burrito location and is currently seeking a buyer to take over this location and assume the lease. As of December 31, 2000, the Company has reduced the carrying value of these assets by $200,000 to reflect the anticipated loss on ultimate disposition. This charge was also taken to the loss on discontinued operations.


Liquidity and Capital Resources

     Historically, the Company has funded its capital needs through a combination of cash flows from operations, proceeds from public and private placement of securities, and loans from commercial banks, principal shareholders or related persons or entities.

     In January through March, 2000, the Company entered into multiple capital lease obligations totaling approximately $218,000 to obtain various equipment for use in its Atomic Burrito restaurants in Norman and Oklahoma City. The Company continues to make the lease payments on these obligations, even though the locations mentioned have been closed as discussed previously.

     In May, 2000, the Company obtained a $20,000 loan from an affiliated company, and was loaned another $15,000 in October, 2000. The proceeds from these loans were used for working capital purposes.

     In May, 2000, the Company obtained a loan of $50,000 from a limited liability company, principally for working capital purposes.

     In June, 2000, the Company obtained a loan of $100,000 from a corporation for working capital purposes, collateralized by all its interest in Incahoots Limited Partnership, held through its subsidiary, Entertainment Wichita, Inc.

     In October, 2000, the Company obtained a $50,000 from a limited partnership for working capital purposes. This loan is collateralized by all the Company's interest in Incahoots Limited Partnership, held through its subsidiary, Entertainment Wichita, Inc.

     Net cash provided by (used in) operating activities decreased during 2000 to $(558,950) used in operating activities from $267,967 provided by operating activities in 1999. Net cash used in investing activities was $171,338 for 2000 as compared to $1,244,890 net cash used in investing activities in 1999. Financing activities provided net cash of $636,640 in 2000 compared with $944,134 provided in 1999. For the year, net cash decreased to $78,295 from $172,622 at the end of 1999. The Company's net cash flow for the year reflected a deficit of $93,697.

     As of December 31, 2000, the Company's working capital position (current assets minus current liabilities) was a negative $(1,302,957) compared with a negative $(541,654) at the end of 1999.

     Property and equipment is made up primarily of assets required to open and operate the St. Louis and Wichita clubs and certain restaurant equipment which the Company was attempting to dispose at year end. Property and equipment decreased by $1,142,778 resulting primarily from the disposition of the Tulsa, Wichita, and Norman Atomic Burrito restaurants.

     The deferred income tax asset remains at a balance of $100,000. This asset resulted from the net operating loss carryforwards from the loss on the write-off of the Tucson nightclub in a prior year, as well as from other operating losses contributing to the net operating loss carryforward. The Company anticipates that this credit will be utilized upon the sale of the Wichita night club which occurred on April 10, 2001. At December 31, 2000 the Company had approximately an additional $2,800,000 in deferred tax assets which were fully reserved and not reflected on the Company's balance sheet at that date. At December 31, 2000, the Company had approximately $3,700,000 in net operating losses which will expire commencing in 2013 if not utilized.

     On April 12, 2001, Incahoots Limited Partnership, which is owned by the Company's wholly-owned subsidiary, Entertainment Wichita, Inc., sold the furniture, fixtures and equipment at the Wichita Club for a gross sales price of $1,200,000. The Company expects to realize a capital gain on the transaction of approximately $625,000, and expects to use the proceeds from the sale to reduce debts at the Wichita Club and to reduce other debt and bank borrowings.

     In April, 2001, certain notes receivable totaling $480,000 from an affiliated company become due. Management anticipates that the interest due will be received and that the notes will be renewed.

     Results of Operations - Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Revenues - Total revenues for 2000 were $4,711,932, a decrease of $740,402 or 14% compared to 1999. This decrease was due in part to a change in the Company's operating procedures, whereby live entertainment was allowed to charge a cover charge relieving the Company of any obligation to pay engagement fees to these entertainers. This resulted in a decrease of $381,959 or 40% in admissions fees from $946,237 in 1999 to $564,278 in 2000. Also contributing to the drop in revenues was a 9% decrease in beverage and food sales from $4,236,123 in 1999 to $3,860,145. Most of this decline was attributable to the Wichita night club which experienced a substantial decline in business.

     Total Costs and Expenses - Total costs and expenses decreased during 2000 to $5,115,333, a decrease of $426,533 or 8% from 1999, when total costs and expenses were $5,541,866. This decrease was primarily the result of an emphasis on achieving savings where possible in certain costs and expenses of operations.

     Cost of Products and Services - Cost of products and services decreased by $432,637 or 10% from $4,500,485 in 1999 to 2000 to $4,067,848 in 2000. This is
attributable in part to a 27% decrease in fees paid to entertainers from $101,757 in 1999 and $74,733 in 2000 and in part to a decrease of 5% in the cost of food and beverage sales from $1,229,486 in 1999 to $1,173,495 in 2000, as well as decreases in cost of labor and advertising costs.

     General and Administrative Expenses - General and administrative expense decreased by 10% from $683,268 in 1999 to $612,396 in 2000. This decrease was due primarily to a reduction in personnel expenses and travel costs.

     Depreciation and Amortization - Depreciation and amortization increased by 13% or $35,789 during 2000 to $317,291 as compared with a total depreciation and amortization during 1999 of $281,502. This resulted from the increased investment in depreciable assets, primarily leasehold improvements and equipment, furniture and fixtures for the nightclubs, as well as increased amortization related to a covenant not to compete.

     Interest Expense - Interest expense increased by 54% or $41,187 to $117,798 in 2000 compared to $76,611 in 1999, principally due to increased borrowings and additional obligations under capital leases.

     Loss from Discontinued Operations - During 2000, the Company accrued $1,182,278 in losses associated with the discontinuance of its Atomic Burrito restaurant operations. This compares to a loss of $114,299 from the Atomic Burrito restaurant operations in 1999. Included in the 2000 loss from discontinued operations is a $350,000 allowance for bad debts associated with the notes receivable accepted in exchange for the disposition of certain restaurant operations and an additional $200,000 write-down of the carrying value of the remaining restaurant assets at its Oklahoma City location.

     Preferred Stock Dividends - Preferred stock dividends decreased by 100% from $13,205 in 1999 to $0 during 2000. This decrease is attributable to the Company not declaring dividends on preferred stock during 2000.

     Net Income (Loss) - The Company's net loss increased by 226% from $(499,257) in 1999 to $(1,585,679). The reasons for this difference are explained above. Management believes the subsequent sale of the Wichita night club will allow the Company to substantially reduce its debts and provide it with working capital to refocus on its night club operations.

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

     (12) Incorporated by reference from the like numbered exhibits filed with Atomic's Current Report on Form 8-K, dated October 12, 1999, attached as Exhibits 10.0 and 99.1.

(b)      During the last quarter of 2000, no filings were made by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2001

                                    Atomic Burrito, Inc.


                                    By: /s/ Don W. Grimmett
                                    -----------------------------
                                    Don W. Grimmett, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                               Date

/s/  Don W. Grimmett        President, Principal
                            Executive Officer, Principal
                            Financial Officer and Director        April 13, 2001

/s/  Joe R. Love            Director                              April 13, 2001

                              ATOMIC BURRITO, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


                                                                        Page No.

     INDEPENDENT AUDITORS' REPORT
        ON FINANCIAL STATEMENTS..........................................   1

     FINANCIAL STATEMENTS

        Consolidated Balance Sheets.....................................    3

        Consolidated Statements of Income...............................    5

        Consolidated Statement of Stockholders' Equity..................    6

        Consolidated Statements of Cash Flows...........................    7

        Notes to Consolidated Financial Statements......................    9

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors
Atomic Burrito, Inc.

We have audited the accompanying consolidated balance sheet of ATOMIC BURRITO, INC., an Oklahoma corporation, survivor corporation in a merger with Western Country Clubs, Inc., a Colorado corporation, as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Burrito, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with auditing principles generally accepted in the United States of America.

                                Hogan & Slovacek






Oklahoma City, OK
April 13, 2001

                          Independent Auditors' Report






To the Board of Directors
Atomic Burrito, Inc.

We have audited the accompanying consolidated income, stockholders' equity and cash flows statements of ATOMIC BURRITO, INC., an Oklahoma corporation, survivor corporation in a merger with Western Country Clubs, Inc., a Colorado corporation, for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

During September 2000, the Company elected to discontinue its Atomic Burrito restaurant operations. The Atomic Burrito restaurant operations for 1999 were reclassified as losses from discontinued operations to be in conformity with the presentation for the fiscal year ended December 31, 2000. See Note 13 for further details.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atomic Burrito, Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                             Gray & Northcutt, Inc.


March 24, 2000, except as to the third
paragraph above and Note 13, which are as of April 13, 2001

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   Page 1 of 2

                                     ASSETS



CURRENT ASSETS:
  Cash                                                          $    78,925
  Accounts receivable                                                 1,918
  Accounts receivable due from related party                          9,514
  Current portion of notes receivable                                37,266
  Inventories                                                        61,815
  Prepaid expenses                                                   64,169
  Deferred income taxes                                             100,000
                                                                -----------
      Total current assets                                          353,607
                                                                -----------

PROPERTY AND EQUIPMENT:                                           2,900,795
  Accumulated depreciation                                       (1,901,884)
                                                                -----------
                                                                    998,911
                                                                -----------
OTHER ASSETS:
  Notes receivable from affiliate                                   630,000
  Notes receivable, net of current portion shown above              367,734
  Goodwill, net of accumulated amortization of $8,970                80,734
  Covenant not to compete, net of accumulated
    amortization of $13,333                                          46,667
  Deposits and other                                                 62,938
  Investment                                                        177,400
                                                                -----------
                                                                  1,365,473
                                                                -----------
                                                                $ 2,717,991
                                                                ===========







   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                              $   573,067
  Accrued liabilities                                               196,010
  Note payable - related party                                       28,005
  Current portion of long-term debt                                 798,290
  Current portion of capital leases                                  45,692
                                                                -----------
   Total current liabilities                                      1,641,064
                                                                -----------
LONG-TERM DEBT, net of current portion shown above                  366,612
                                                                -----------
OBLIGATION UNDER CAPITAL LEASE,
  net of current portion shown above                                146,648
                                                                -----------
MINORITY INTERESTS                                                    4,962
                                                                -----------
COMMITMENTS AND CONTINGENCIES                                           -

STOCKHOLDERS' EQUITY:
  10% convertible preferred stock, Series A $10 par value,
    500,000 shares authorized, 40,000 shares issued
    and outstanding                                                400,000
  10% convertible preferred stock, Series B $10 par value,
    100,000 shares authorized, no shares issued
    and outstanding                                                     -
  10% convertible preferred stock,  Series C $10 par value,
    6,000 shares authorized, 6,000 shares issued
    and outstanding                                                 60,000
  10% convertible preferred Stock, Series D, $10 par value,
    80,000 shares available, no shares issued
    and outstanding                                                     -
  Common stock, $.001 par value, 25,000,000 shares
    authorized; 4,915,621 shares issued and
    outstanding                                                       4,916
  Additional paid-in capital                                      5,106,595
  Accumulated deficit                                            (5,012,806)
                                                                -----------
   Total stockholders' equity                                       558,705
                                                                -----------
                                                                $ 2,717,991
                                                                ===========



   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                 2000               1999
                                             -----------        -----------

REVENUES:
    Beverage and food sales                  $ 3,860,145        $ 4,236,123
    Admission fees                               564,278            946,237
    Other income                                 287,509            269,974
                                             -----------        -----------
                                               4,711,932          5,452,334
                                             -----------        -----------
COSTS AND EXPENSES:
    Cost of products and services              4,067,848          4,500,485
    General and administrative expense           612,396            683,268
    Depreciation and amortization                317,291            281,502
    Interest expense                             117,798             76,611
                                             -----------        -----------
                                               5,115,333          5,541,866
                                             -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                      (403,401)           (89,532)

INCOME TAX (EXPENSE)                                   -           (267,741)
                                             -----------        -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS         (403,401)          (357,273)

MINORITY INTERESTS IN (INCOME) LOSS OF
    CONSOLIDATED SUBSIDIARIES                          -            (14,480)
                                             -----------        -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS    (403,401)          (371,753)

DISCONTINUED OPERATIONS:
    Loss from operations of restaurants
      disposed of (net of income taxes)       (1,182,278)          (114,299)
                                             -----------        -----------

NET INCOME (LOSS) BEFORE DIVIDENDS            (1,585,679)          (486,052)

PREFERRED STOCK DIVIDENDS                              -            (13,205)
                                             -----------        -----------

NET INCOME (LOSS)                            $(1,585,679)       $  (499,257)
                                             ===========        ===========

BASIC EARNINGS PER SHARE                     $     (0.36)       $     (0.13)
                                             ===========        ===========
DILUTED EARNINGS PER SHARE                      N/A                 N/A
                                             ===========        ===========
AVERAGE COMMON AND COMMON EQUIVALENT:
    BASIC SHARES                               4,400,577          3,870,665
                                             ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                       Series A      Series B     Series C       Series D
                    10% Convertible    10%     10% Convertible     10%       Common
                    Preferred Stock Preferred  Preferred Stock  Preferred     Stock
                    --------------- ---------  ---------------  ---------    -------
                         Value        Value         Value         Value      $0.001     Additional                      Total
                          of            of           of             of         par        Paid-In     Accumulated   Stockholder's
                        Shares        Shares       Shares         Shares     Value (1)   Capital (1)     Deficit        Equity
                    ---------------  --------  ----------------  --------    -------    ------------  -----------    -------------
Balance,
  December 31, 1998     $ 400,000    $  145,000    $      -       $    -      $  3,735    $4,397,351    $(2,937,870)   $2,012,216

Redemption
  preferred stock              -       (145,000)          -            -             -             -              -      (145,000)

Common stock issued
  in settlement
  of accounts payable          -              -           -             -           111       65,390              -         65,501

Exercise of stock
  options                      -              -           -             -            30       22,470              -         22,500

Common stock issued
  to acquire restaurant        -              -           -             -           360      269,640              -        270,000

Cash dividends
  Preferred-
    $1 per                     -              -           -             -             -            -        (10,000)       (10,000)
    $1.20 per share            -              -           -             -             -            -         (3,205)        (3,205)

Net loss
  year ended
  December 31, 1999            -              -           -             -             -            -       (486,052)      (486,052)
                     ---------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1999     $  400,000   $        -    $      -       $     -     $   4,236   $4,754,851    $(3,427,127)   $ 1,731,960
                     ===============================================================================================================
Balance,
  December 31, 1999     $  400,000            -           -             -     $   4,236   $4,754,851    $(3,427,127)   $ 1,731,960

Exercise of stock
  options                        -            -           -             -            170     127,254              -        127,424

Preferred Stock issued           -            -      60,000             -              -           -              -         60,000

Common stock issued
  to purchase interest
  in Boots, Inc.                 -            -           -             -            200     149,800              -        150,000

Common stock issued
  for cash                       -            -           -             -            310      74,690              -         75,000

Net loss
  twelve months ended
  December 31, 2000              -            -           -             -              -           -     (1,585,679)   (1,585,679)
                     ---------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000     $  400,000   $        -    $ 60,000       $     -     $   4,916   $5,106,595    $(5,012,806)   $  558,705
                     ===============================================================================================================


(1) The common stock and additional paid-in capital have been adjusted retroactively to reflect the change in par value from $0.1 to $.001 on September 3, 1999.

   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   Page 1 of 2



                                                             2000           1999
                                                           -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(1,585,679)  $ (486,052)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities -
     Depreciation and amortization                             339,594      335,305
     Noncash charges to discontinued operations                781,888           -
     Gain on sale of assets                                         -      (100,000)
     Minority interests in earnings of subsidiaries                 -       (66,867)
     Deferred tax provisions                                        -       267,740
     Changes in assets (increase) decrease -
        Accounts receivable                                     66,436          215
        Due from related parties                                   486           -
        Inventories                                             33,833      (36,257)
        Prepaid expenses                                       (26,150)      69,138
        Deposits and other assets                               29,565      (84,364)
     Changes in liabilities increase (decrease) -
        Accounts payable                                       (51,374)     374,427
        Accrued expenses                                      (122,548)      17,582
        Dividends payable                                            -      (22,900)
                                                           -----------   ----------
            Net cash provided by (used in)
               operating activities                           (533,949)     267,967
                                                           -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes and loans receivable                                       -       (50,000)
   Repayments of notes receivable                              (28,642)     313,495
   Acquisition of property and equipment                      (167,746)  (1,508,385)
                                                           -----------   ----------
     Net cash used in investing activities                    (196,388)  (1,244,890)
                                                           -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Partnership distributions to minority interests             105,402      217,750
   Sale of common stock                                        202,424       26,340
   Sale of preferred stock                                      60,000           -
   Retirement of preferred stock                                    -      (145,000)
   Payments of dividends                                            -       (13,205)
   Repayments of notes payable, related parties                     -       (30,656)
   Borrowings under notes payable and capital leases           323,985    1,243,163
   Repayments of notes payable and capital leases              (55,171)    (354,258)
                                                           -----------   ----------
     Net cash provided by financing activities                 636,640      944,134
                                                           -----------   ----------

NET INCREASE (DECREASE) IN CASH                                (93,697)     (32,789)

CASH, BEGINNING OF PERIOD                                      172,622      205,411
                                                           -----------   ----------

CASH, END OF PERIOD                                        $    78,925   $  172,622
                                                           ===========   ==========



  The accompanying  notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   Page 2 of 2




                                                              2000           1999
                                                           -----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                  $   117,798   $   76,903
                                                           ===========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During March 1999, the Company sold its
   rights to a note receivable, previously
   written  off, for a $100,000 note receivable
   due from the affiliate.                                 $         -   $  100,000

   During 1999, the Company issued 111,000
   shares of common stock in settlement of
   accounts payable totaling $65,500.                      $         -   $   65,000

   On December 31, 1999, the Company issued
   360,000 shares of common stock to acquire
   cash of $3,840 plus all assets and
   liabilities of  AB of Norman, L.L.C.                    $         -    $   3,840

   During June 2000, the Company issued 200,000
   shares  of its common stock in exchange for
   the 20% interest in Boots, Inc. not owned by
   the Company.  This transaction was valued
   at $150,000 for financial reporting purposes,
   resulting in goodwill of $89,704.                        $  150,000   $        -

   During September 2000, the Company sold the
   assets and operations of its Atomic Burrito
   restaurant in Norman, Oklahoma in exchange
   for a note receivable of $370,000.                       $  370,000   $         -

   During November 2000, the Company sold the
   assets, liabilities and operations of its
   Atomic Burrito restaurants in Tulsa,
   Oklahoma and  Wichita, Kansas and Atomic
   Development Corporation in exchange for
   notes receivable totaling $385,000.  The
   restaurants and the development company were
   sold to a former officer of the Company.                $   385,000   $          -


   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


1.      DESCRIPTION OF BUSINESS

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

        During 2000, the Company decided not to continue developing its "Atomic Burrito" restaurants and sold two of its locations, along with the "burrito concept", to its then president, who resigned in May 2000. The Company also ended its joint venture agreement with New York Bagel Enterprises, Inc., sold its Norman store location and abandoned the Oklahoma City and Houston stores. The following subsidiaries consolidated in prior years participated in the activities of the "burrito concept":

               Atomic Development, Inc., was a wholly owned subsidiary which held the "burrito concept" and was responsible for developing it, was sold to the Company's former president (see Note 13).

               AB of Tulsa-I, L.L.C., 57% owned, and AB of Wichita-I, L.L.C., 60% owned, were locations which were sold to the Company's former president (see Note 13).

               AB of Norman-I, L.L.C., 100% owned, formed in 1999, was sold (see
               Note 13).

               AB of Houston-I, L.L.C., 50% owned, formed in 1999, was abandoned (see Note 13).

               AB of OKC-I, L.L.C., 100% owned, formed in 1999, and awaiting disposition (see Note 13).

        Other subsidiaries and divisions which remain active are as follows:

               Western Country Club 1, Ltd. ("Indy") is a limited partnership formed on January 19, 1993. Indy owned and operated a nightclub in Indianapolis, Indiana, which was sold in early 1998. As of December 31, 2000, this partnership owns $480,000 in notes receivable, which are to be distributed to the Company in liquidation of this partnership.

               The St. Louis division of the Company was acquired on October 7, 1994. This division operates a nightclub in St. Louis, Missouri.

               Entertainment Wichita, Inc. ("EWI"), a wholly-owned subsidiary, owns In Cahoots, Ltd. ("In Cahoots"). In Cahoots is a limited partnership that owns and operates a nightclub in Wichita, Kansas.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Cash and cash equivalents
           -------------------------
           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

           Estimates
           ---------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates were made in determining the losses attributable to discontinued operations.

           Consolidation
           -------------
           The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority owned subsidiaries, limited liability companies and partnerships as described in Note 1 above. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Investments
           -----------
           Investments in partnerships in which the Company owns less than a 20% interest are accounted for on the cost basis reduced by any permanent impairments in the investment's carrying value.

           Inventories
           -----------
           Inventories consist of liquor, wine, beer, boutique items, and food items. Inventories are stated at the lower of cost (first-in, first-out) or market.

           Property and Equipment
           ----------------------
           Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives as follows: leasehold and other improvements, 10-15 years; restaurant equipment, 7-10 years; furniture and fixtures, 7-10 years; signage, 10 years.

           Intangibles
           -----------
           Organization costs, liquor license costs and goodwill are amortized over five years. The covenant not to compete is amortized over 3 years.

           Measurement of impairment
           -------------------------
           At each balance sheet date, the Company reviews the amount of recorded goodwill, covenant not to compete, related nightclub assets and the related restaurant assets (separately by club and restaurant) for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period in the amount by which the carrying amount of the assets exceeds the fair value of the assets. These considerations were made in recording the losses arising from the discontinued operations.

           Repairs and maintenance
           -----------------------
           Normal costs incurred to repair and maintain fixed assets are charged to operations as incurred. Repairs and betterments, which extend the life of an asset are capitalized and subsequently depreciated on a straight-line basis over the remaining useful life of the asset. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Loss from discontinued operations includes the gains and losses attributable to equipment and fixtures sold or abandoned.

           Income taxes
           ------------
           Income taxes are provided based on earnings reported in the financial statements. The Company follows Statement of Financial Accounting Standards No. 109 whereby deferred income taxes are provided on temporary differences between reported earnings and taxable income. See Note 10 for further detail.

           Net income (loss) per common share
           ----------------------------------
           Basic   income(loss)   per  common  share  is  computed  by  dividing
           income(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects potential dilution that could occur if preferred stock or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be antidilutive.

           Concentration of credit risk
           ----------------------------
           Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and temporary cash investments. The Company places its cash investments in highly rated financial institutions. At times, the Company may have bank deposits in excess of Federal Deposit Insurance Commission (FDIC) limits. At December 31, 2000, the Company had no uninsured deposits.

           Reclassifications
           -----------------
           Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

3.      NOTES AND LOANS RECEIVABLE

        The Company had the following notes and loans receivable at December 31, 2000:

           9% note receivable due from a
           corporation, due October 2005                            $    75,000


           9% note receivable due from a
           corporation, due October 2005                                150,000

           9% note receivable due from a
           corporation, due October 2005                                160,000

           8%  note  receivable  due  from
           an individual, payable in monthly
           installments of $3,536, including
           interest, due September 2007                                 370,000
                                                                      ---------

                                                                        755,000
               Less: Reserve for doubtful
               collectibility                                          (350,000)
                                                                      ---------
           Total, net of reserve for collectibility                     405,000

           Current portion                                               37,266
                                                                      ---------
           Long-term portion                                        $   367,734
                                                                      =========

        In addition, the Company had the following notes receivable due from affiliates as of December 31, 2000:

           6% note receivable due from a
           corporation in March 2001                               $    100,000

           6% note receivable due from
           a corporation in April 2002                                   50,000

           8% note receivable due from a
           corporation in April 2001                                    480,000
                                                                      ---------

               Total notes receivable - affiliates                 $    630,000
                                                                      =========

4.      PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2000, include the following:

           Leasehold and other improvements                          $1,739,238
           Restaurant and club equipment                                593,635
           Furniture and fixtures                                       297,565
           Signage                                                       70,357
                                                                     ----------

                                                                      2,700,795
           Less accumulated depreciation                             (1,701,884)
                                                                     ----------

                Total property and equipment                          $ 998,911
                                                                     ==========

        Certain property and equipment located at the AB of OKC-I restaurant has
        been  reduced  to  net  realizable   value  by  a  reserve  of  $200,000
        established by management (See Note 13).

        Included in the accompanying consolidated statement of operations is $339,594 and $335,305 of depreciation and amortization expense for 2000 and 1999, respectively.

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash, short-term notes receivable, commercial paper and accounts payable approximate fair value because of the short-term maturity of these instruments. Management has established an appropriate allowance to reduce the carrying amount of long-term notes receivable to approximate fair value.

        The carrying value of long-term debt, including the current portion in the financial statements, approximates fair value.

6.      IMPAIRMENT OF LONG-LIVED ASSETS

        During 2000, the Company recognized an impairment of $200,000 on the assets of AB of OKC-I and an impairment of $108,373 on the assets of AB of Houston-I. These impairments were recognized in connection with the Company's decision to discontinue development of its "Atomic Burrito" restaurants.

7.      NOTES PAYABLE

        As of December 31, 2000, the Company had a $28,005 note payable to a related party at 1% over prime, payable in monthly installments of $6,250. The note is secured by the ownership interest of a stockholder and the guarantee of a financial corporation and had an original maturity of July 2000.

        Long-term debt consists of the following at December 31, 2000:


           9% note  payable to a bank,
           due in monthly installments
           of $12,000 including interest
           through April 2002, secured by
           personal guarantees of stockholders,
           and equipment.                                          $    472,889

           9.25% note payable to a bank,
           due in monthly installments
           of $6,172 including interest
           through April 2001, secured by
           personal guarantees of stockholders,
           and equipment.                                               291,935

           8.5% note payable to a bank,
           due in monthly installments
           of $4,116 including interest
           through August 2000, secured
           by personal guarantees of stockholders,
           accounts receivable, inventory,
           and equipment.  At December 31,
           2000, the Company was in the
           process of renegotiating the
           terms of this note payable.                                  165,078

           13.5% note payable to a
           mortgage company, due in
           monthly installments of
           $7,500 through September 2000,
           secured by accounts  receivable,
           inventory, and equipment.  This
           note was satisified in connection
           with the sale of the Wichita
           In Cahoots club (See Note 14).                               100,000

           13.5% note payable to a limited
           liability partnership, with all
           principal and interest due April
           2001, secured by all interest in
           InCahoots Limited Partnership via
           Entertainment Wichita, Inc. In the
           event of non-payment by due date, the
           interest rate on this note adjusts
           to 19.5%. This note was satisified
           in connection with the sale of the
           Wichita In Cahoots club (See Note 14).                        50,000

           10% note payable to a limited liability
           company, due May 2001                                         50,000

           10% note payable to an affiliate, due
           May 2001 (See Note 7)                                         35,000
                                                                      ---------

               Total                                                  1,164,902

               Less:  Current portion                                  (798,290)
                                                                      ---------
               Noncurrent portion                                   $   366,612
                                                                      =========

        Maturities of long-term debt are as follows:

           Year ending December 31,                                    Amount
           ------------------------                                 ------------

                  2001                                             $    798,290
                  2002                                                  366,612
                                                                    ------------

                                                                   $  1,164,902
                                                                    ============

8.      RELATED PARTY TRANSACTIONS

        On July 3, 1993 In Cahoots signed a ten-year lease. The lessor is a 20% limited partner of In Cahoots. Rent expense under this lease for the years ended December 31, 2000 and 1999, amounted to $201,996 and $167,831, respectively.

        On October 1, 1996, EWI assumed $150,000 of debt when it acquired control of In Cahoots. The remaining balance of $28,005 at December 31, 2000 is due to a former limited partner of the Company.

        On February 6, 1998, the Company sold its Indianapolis club to a major stockholder of the Company for a $600,000 note and the assumption of $490,426 of long-term debt and $60,078 of accrued interest and taxes, less $13,000 to be refunded to the buyer. The Company remains contingently liable for these debts until they are paid in full by the purchaser. As of December 31, 2000, the note receivable balance was $480,000.

        During March 1999, the Company sold its rights to a fully reserved receivable to an affiliate for a $100,000 note receivable from the affiliate.

        During November 2000, the Company sold its interest in its Atomic Burrito restaurants in Tulsa, Oklahoma and Wichita, Kansas to a major stockholder and former president of the Company for notes receivable totaling $385,000. As of December 31, 2000, these notes were reduced to a net realizable value of $206,500 through the establishment of a reserve for future collectibility.

        The Company has a note payable to an affiliate not to exceed $50,000. This note includes interest at 10% and is payable upon maturity in May 2001. Amounts borrowed on this note are funded at the discretion of the affiliate. At December 31, 2000, the balance of this note was $35,000.

9.      STOCKHOLDERS' EQUITY

        On April 16, 2000, dividends in arrears on the Company's 10% convertible preferred stock totaling $30,000 were waived.

        On December 29, 2000, dividends in arrears on the Company's 10% Series A convertible preferred stock totaling $40,000 were waived.

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

        During 1999, the Company redeemed all outstanding Series B cumulative convertible preferred stock.

        During 1999, the Company issued 111,000 shares of common stock in settlement of payables totaling $65,501.

        During 2000 and 1999, stock options for 169,900 and 30,000 shares, respectively of the Company's common stock were exercised at $0.75 per share.

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
                                                     ---------

                                                     $ 340,967
                                                     =========

        As discussed at Note 13, the Company sold the Norman restaurant location during September 2000.

        A schedule of the Company's preferred and common stock transactions for the years ended December 31, 1999 and 2000 is as follows:




                                Series A           Series B            Series C       Series D
                              10% Convertible    10% Convertible   10% Convertible  10% Convertible     Common
                              Preferred Stock    Preferred Stock   Preferred Stock  Preferred Stock     Stock
                              ---------------------------------------------------------------------------------
                              Number               Number             Number          Number           Number
                                of                  of                 of              of                of
                              Shares               Shares             Shares          Shares           Shares
                              ---------------------------------------------------------------------------------

Balance,
   December 31, 1998           40,000              14,500               -                -           3,734,721

Redemption
   preferred stock                  -             (14,500)              -                -                   -

Common stock issued
   in settlement
   of accounts payable              -                   -               -                -             111,000

Exercise of stock options           -                   -               -                -              30,000

Common stock issued
   to acquire restaurant            -                   -               -                -             360,000
                              ---------------------------------------------------------------------------------
Balance,
    December 31, 1999          40,000                   -               -                -           4,235,721

Exercise of stock options           -                   -               -                -             169,900

Preferred Stock issued              -                   -           6,000                -                   -

Common stock issued
   to purchase interest
   in Boots, Inc.                   -                   -               -                -             200,000

Common stock issued
   for cash                         -                   -               -                -             310,000
                              ---------------------------------------------------------------------------------
Balance,
    December 31, 2000          40,000                   -           6,000                -           4,915,621
                              =================================================================================




10.     INCOME TAXES

        As of December 31, 2000, the Company's deferred tax assets were as follows:

           Tax over book basis of fixed and
              intangible assets                                     $   191,748
           Net operating loss carryforwards                           1,328,259
           Charitable contribution carryforwards                          1,549
                                                                     ----------
                                                                      1,521,556
           Valuation allowance                                       (1,421,556)
                                                                     ----------
           Net deferred tax asset                                       100,000
           Current asset                                                100,000
                                                                     ----------
           Long-term asset                                          $         -
                                                                    ===========


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

        Changes in the components of the Company's deferred tax assets for 2000, are as follows:

           Deferred tax asset - beginning of year                   $ 100,000
           Difference between book and
              tax depreciation                                       (103,514)
           Leases with scheduled rent increases                       (36,293)
           Net operating loss carryforwards                           368,394
           Change in valuation allowance                             (228,587)
           Charge against current year earnings                             -
           Valuation allowance charged against
              current operations                                            -
                                                                    ---------
           Deferred tax asset - end of year                         $ 100,000
                                                                    =========

           Current portion of deferred tax asset                    $ 100,000

           Long-term portion of deferred
              tax asset                                                     -
                                                                    ---------

                                                                    $ 100,000
                                                                    =========

        The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below for the years ended December 31, 2000 and 1999:
                                                           2000          1999
                                                        ----------    ----------

           United States statutory rate                     0.0%          0.0%
           State income taxes, net of federal
              income tax benefit (cost)                     0.0           0.0
           Increase in valuation allowance                  0.0           0.0
           Other                                            0.0           0.0
                                                        ----------    ----------

                                                            0.0%          0.0%
                                                        ==========    ==========


        At December 31, 2000, the Company has a net operating loss carryforward of approximately $3,700,000 which begins to expire in 2013.

        Based upon the sale of the Wichita In Cahoots club, the deferred tax asset of $100,000 at December 31, 2000 is expected to be fully realized in 2001.

11.     COMMITMENTS

        Capital Leases
        --------------
        The Company is the lessee of certain restaurant equipment under capital leases expiring through 2005. The assets and liabilities under the capital leases are recorded at the fair value of the assets. The assets are amortized over the estimated productive lives. Amortization of assets under the capital leases is included in depreciation expense for 2000 and 1999.

        Minimum future lease payments under capital leases as of December 31, 2000 for each of the next five years and in the aggregate are:

           Year ending December 31,                              Amount
           ------------------------                           -----------

                 2001                                          $ 76,797
                 2002                                            72,049
                 2003                                            57,016
                 2004                                            53,669
                 2005                                             6,909
                                                              -----------

           Total minimum lease payments                         266,440
           Less: amount representing interest                   (74,100)
                                                              -----------
           Amount representing principal                        192,340
           Less: current portion                                (45,692)
                                                              -----------
           Long-term portion                                   $146,648
                                                              ===========

        These capital leases provide for a purchase price of $1 at the expiration of their respective lease terms.

        Operating Leases
        ----------------
        On July 30, 1993, In Cahoots entered into a building lease for club operations in Wichita, Kansas, with a 20% limited partner. The lease term is ten years commencing October 15, 1993. In addition to minimum rental payments of $12,500, In Cahoots is obligated to pay to the landlord, as additional rent, a percentage of gross sales after deductions for alcohol and sales taxes. The lease agreement contains two five-year renewal options at the primary lease term rental rate. The Company, during 1999, amended this lease to provide for additional rent of $4,333 per month for the Pockets Sports Grill addition. As discussed in Note 14, the furniture, fixtures and equipment at the Wichita Club were sold effective April 11, 2001.

        In December 1993, the Company entered into a building lease for club operations in St. Louis, Missouri. The lease term is ten years with two five-year renewal options. Minimum rent per month is $22,238 for years one through five and $26,686 per month for years six through ten. The lease requires a $25,000 security deposit, and is guaranteed by an affiliated Company.

        On October 4, 1999, the Company entered into a lease agreement for 4,250 square feet of space in Oklahoma City, Oklahoma, for a Company- owned Atomic Burrito restaurant. The lease is for a term of 5 years and 4 months, with two five-year option periods at prices increased from the initial term rent of $4,227 per month. Although operations at this restaurant have been discontinued, the Company continues to make payments in accordance with the terms of this lease (See Note 13).

        Rent expense for the years ended December 31, 2000 and 1999 amounted to $557,206 and $560,657, respectively. Rent expense for 2000 and 1999 is net of $183,128 and $139,607, respectively, of rental income received.

        Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 for each of the next five years and in the aggregate are:

           Year ending December 31,                              Amount
           ------------------------                           -----------

                 2001                                        $  370,956
                 2002                                           370,956
                 2003                                           344,270
                 2004                                            50,724
                 2005                                             4,227
                                                             -----------

                                                             $1,141,133
                                                             ===========

        These commitments do not reflect rental income expected to be received from sublease of a portion of the St. Louis facility.

        Three B's Restaurant Group
        --------------------------
        In connection with the sale of its `Atomic Burrito' restaurants to Three B's (See Note 13), the Company agreed to provide financing of up to $40,000 AB of Wichita-I L.L.C. for operating purposes. Any funds advanced in accordance with this agreement are secured by all options and warrants owned by the former president of the Company. As of December 31, 2000, no funds had been advanced to Three B's under this agreement.

12.     LITIGATION

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

13.     DISCONTINUED OPERATIONS

        On August 30, 2000, the Company announced its intentions to discontinue its Atomic Burrito Restaurant operations. Accordingly the following sales occurred prior to December 31, 2000:

        (1)The Company president resigned and formed Three B's Restaurant Group, Inc.(Three B's), which bought from the Company its subsidiary company, which held the restaurant concept, Atomic Development, Inc.(Development) and two companies which held the majority interest in two restaurant locations, AB of Tulsa-I, L.L.C.(Tulsa) and AB of Wichita-I, L.L.C.(Wichita) for $425,000 on November 30, 2000. Three B's acquired the leases for the two restaurant locations and all assets and liabilities of the entities sold. However, the Company was required to reduce accounts payable of Tulsa by $40,000 and loan Wichita $40,000 which is to be repaid beginning May 30, 2001 at an interest rate of 9% per annum with a first payment of $4,000 and $550 monthly thereafter until October 31, 2005 with the remaining balance being due at that time. At December 31, 2000, no funds had been advanced to Three B's on this note.

           Three B's issued three notes as consideration for the sale of the above mentioned entities, as follows: Development - $75,000, Tulsa - $160,000 and Wichita - $150,000. All notes bear interest at a rate of 9% per annum, have monthly payments scheduled to commence June 1, 2001 with final payment due on October 31, 2005. The notes are collateralized by all of the assets of the entities acquired by Three B's with requirements of the Company to provide satisfaction on certain liabilities of the entities sold to Three B's. In connection with this transaction, the Company has provided for a reserve of $178,500 to cover future possible losses which could arise from disputes resulting in adjustments in amounts paid on the notes receivable.

        (2)The Company sold its Norman restaurant location to Atomic Restaurant Group, L.L.C. (ARG) on September 15, 2000. The sales price was a $370,000 note payable in installments at 8% beginning November 15, 2000 for $3,535.91 until paid in full on September 15, 2007. The Company sold all its assets at the Norman location but was still liable for the liabilities in the AB of Norman-I, L.L.C. entity, which included the obligations on the Norman location equipment. The Company has provided a $171,500 reserve to cover future possible losses which could arise from disputes resulting in adjustments in amounts paid on the note receivable.

        The Houston location and the Oklahoma City locations ceased operations and the equipment at the Houston location has been written down to $120,000, which is the anticipated sales price of the equipment to Three B's. The Oklahoma City property has been written down by $200,000 and the Company is currently paying the rental on this location and is responsible for the liabilities of the Oklahoma City location.

        At December 31, 2000, the Company believes that it has provided for all potential losses attributable to its decision to dispose of the Atomic Burrito restaurant concept and has reflected this loss in discontinued operations of the Company.

14.     SUBSEQUENT EVENTS

     On March 7, 2001, the Company agreed to the sale of its nightclub business in Wichita, Kansas for $1,200,000 in cash. The sale includes the equipment and improvements, the lease, permits and licenses at this location together with certain other assets at this location. The Company closed on this sale on April 12, 2001, realizing a gain of approximately $625,000 in connection with this transaction. Certain notes payable to a mortgage company and a limited liability partnership, along with accrued interest due, were satisified in connection with this transaction (See Note 7).

Exhibit 11


                              ATOMIC BURRITO, INC.

                        CALCULATION OF EARNINGS PER SHARE

                                DECEMBER 31, 2000


                                                                                Weighted
                                                      Shares        Days         Average
                                         Date       Outstanding  Outstanding     Shares
                                        ----------  -----------  -----------    ----------

BASIC EARNINGS (LOSS) PER SHARE:
  Common shares outstanding
    at December 31, 1999                12/31/1999   4,235,721      365          4,235,721

  Exercise of stock options              2/29/2000      18,750      214             10,993
  Exercise of stock options              3/31/2000      34,250      183             17,172
  Exercise of stock options              4/30/2000     105,900      153             44,389
  Exercise of stock options              5/31/2000       7,000      122              2,340
  Issuance of common stock for 20%
    interest in Boots, Inc.              6/30/2000     200,000       93             50,959
  Common stock issued for cash           8/18/2000      60,000       43              7,068
  Exercise of stock options              8/22/2000       2,000       39                214
  Common stock issued for cash           8/22/2000       2,000       39                214
  Common stock issued for cash          11/15/2000     250,000       46             31,507
                                                     ---------                  ----------

  Common shares outstanding
    at December 31, 2000                             4,915,621                   4,400,577
                                                     =========                  ==========
  Net earnings (loss) per share                                                $(1,585,679)
                                                                                ==========
  Basic earnings (loss) per share                                              $     (0.36)
                                                                                ==========