Form 10QSB
period 2001-03-31
ATOMIC BURRITO INC
filed 2001-05-22
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             (Exact name of registrant as specified in its charter)

           Oklahoma                                   73-1571194
----------------------------------       --------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

  1601 NW Expressway, Suite 1910
  Oklahoma City, Oklahoma                          73118
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code:  (405) 848-0996


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]


  Shares of Common Stock, $.001 par value,
  outstanding as of May 14, 2001                        5,107,121

  Traditional Small Business Disclosure Format: Yes  [X]  No [ ]

                              ATOMIC BURRITO, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1     Financial Statements

               Consolidated Balance Sheets  -  March 31, 2001 (unaudited)
               and December 31, 2000......................................  4-5

               Consolidated Statements of Income (unaudited) -
               For the Three Months Ended March 31, 2001 and 2000.........    6

               Consolidated Statements of Stockholders' Equity (unaudited) -
               For the Three Months Ended March 31, 2001 and 2000........     7

               Consolidated Statements of Cash Flows (unaudited) -
               For the Three Months Ended March 31, 2001 and 2000........   8-9

               Notes to Consolidated Financial Statements................ 10-13

    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... 13-16

PART II. OTHER INFORMATION

    Item 1     Legal Proceedings.........................................    17

    Item 2     Exhibits and Reports on Form 8-K..........................    17

                              ATOMIC BURRITO, INC.


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             March 31, 2001 and 2000



              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Atomic Burrito, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000.

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   Page 1 of 2


                                                          March 31,    December 31,
                                                            2001          2000
                                                         (Unaudited)
                                                         ----------   ----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                   $   66,761  $   78,925
  Accounts receivable                                        17,829       1,918
  Accounts receivable due from related party                 24,509       9,514
  Current portion of notes receivable                        37,266      37,266
  Inventories                                                61,815      61,815
  Prepaid expenses                                           73,846      64,169
  Deferred income taxes                                     100,000     100,000
                                                         ----------   ---------

   Total current assets                                     382,026     353,607
                                                         ----------   ---------

PROPERTY AND EQUIPMENT                                    2,899,795   2,900,795
  Accumulated depreciation and valuation reserve         (1,946,237) (1,901,884)
                                                         ----------   ---------
                                                            953,558     998,911
                                                         ----------   ---------

OTHER ASSETS:
  Notes receivable from affiliate                           630,000     630,000
  Notes receivable, net of current portion shown above      367,734     367,734
  Goodwill, net of accumulated amortization of $13,456       76,248      80,734
  Covenant not to compete, net of accumulated
   amortization of $18,333                                   41,668      46,667
  Deposits and other                                         62,938      62,938
  Investments                                               177,400     177,400
                                                         ----------   ---------
                                                          1,355,988   1,365,473
                                                         ----------   ---------
                                                         $2,691,572  $2,717,991
                                                         ==========   =========



   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   Page 2 of 2


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,    December 31,
                                                            2001          2000
                                                         (Unaudited)
                                                         ----------   ----------

CURRENT LIABILITIES:
  Accounts payable                                       $  727,681  $  573,067
  Accrued liabilities                                       174,722     196,010
  Note payable                                               40,007          -
  Note payable - related party                               28,005      28,005
  Current portion of long-term debt                         798,290     798,290
  Current portion of capital leases                          45,692      45,692
                                                         ----------   ---------
   Total current liabilities                              1,814,397   1,641,064
                                                         ----------   ---------
LONG-TERM DEBT, net of current portion shown above          366,612     366,612
                                                         ----------   ---------
OBLIGATION UNDER CAPITAL LEASE,
  net of current portion shown above                        140,325     146,648
                                                         ----------   ---------
MINORITY INTERESTS                                            4,962       4,962
                                                         ----------   ---------
COMMITMENTS AND CONTINGENCIES                                    -           -
                                                         ----------   ---------
STOCKHOLDERS' EQUITY:
  10% convertible preferred stock, Series A, $10 par
    value, 500,000 shares authorized, 40,000 shares
    issued and outstanding at March 31, 2001 and
    December 31, 2000                                       400,000     400,000
  10% convertible preferred stock, Series B, $10 par
   value, 100,000 shares authorized, no shares
   issued and outstanding at March 31, 2001 and
   December 31, 2000                                              -           -
  10% convertible preferred stock, Series C, $10 par
   value, 6,000 shares authorized, 6,000 shares
   issued and outstanding at March 31, 2001 and
   December 31, 2000                                         60,000      60,000
  10% convertible preferred stock, Series D, $10 par
   value, 80,000 shares authorized, no shares
   issued and outstanding at March 31, 2001 and
   December 31, 2000                                              -           -
  Common stock, $.001 par value, 25,000,000 shares
   authorized; 5,107,121 and 4,915,621 shares issued
   and outstanding as of March 31, 2001 and
   December 31, 2000, respectively                            5,107       4,916
  Additional paid-in capital                              5,120,129   5,106,595
  Accumulated deficit                                    (5,219,960) (5,012,806)
                                                         ----------   ---------
   Total stockholders' equity                               365,276     558,705
                                                         ----------   ---------
                                                         $2,691,572  $2,717,991
                                                         ==========   =========


   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                        2001           2000
                                                    (Unaudited)     (Unaudited)
                                                    ----------      ----------
REVENUES:
  Beverage and food sales                           $  914,338      $1,099,729
  Admission fees                                       119,541         151,018
  Other income                                          75,464          85,728
                                                    ----------      ----------
                                                     1,109,343       1,336,475
                                                    ----------      ----------
COSTS AND EXPENSES:
  Cost of products and services                      1,088,073       1,077,002
  General and administrative expense                   133,670         197,489
  Depreciation and amortization                         53,838          75,467
  Interest expense                                      40,916          25,704
                                                    ----------      ----------
                                                     1,316,497       1,375,662
                                                    ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTERESTS                              (207,154)        (39,187)

INCOME TAX (EXPENSE)                                        -               -
                                                    ----------      ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS               (207,154)        (39,187)

MINORITY INTERESTS IN (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES                                 -           11,575
                                                    ----------      ----------
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS      (207,154)        (27,612)

LOSS ON DISCONTINUED OPERATIONS                             -         (107,717)
                                                    ----------      ----------
NET INCOME (LOSS)                                     (207,154)       (135,329)

PREFERRED STOCK DIVIDENDS                                   -               -
                                                    ----------      ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK        $ (207,154)     $ (135,329)
                                                    ==========      ==========
BASIC EARNINGS PER SHARE                            $    (0.04)     $    (0.03)
                                                    ==========      ==========
DILUTED EARNINGS PER SHARE                                N/A             N/A
                                                    ==========      ==========
AVERAGE COMMON AND COMMON EQUIVALENT:
  BASIC SHARES                                       5,107,121       4,277,313
                                                    ==========      ==========

                 See accompanying notes and accountants' report.

                              ATOMIC BURRITO, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                     Series A      Series B     Series C      Series D
                        10%          10%           10%          10%       Common
                     Preferred    Preferred     Preferred    Preferred     Stock
                       Value        Value         Value        Value       0.001         Additional                     Total
                        of            of           of            of         par           Paid-In    Accumulated     Stockholders'
                      Shares        Shares       Shares        Shares      Value (1)      Capital      Deficit         Equity
                     ------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1999   $400,000    $   -          $   -         $   -       $4,236        $4,754,851  $(3,427,127)    $ 1,731,960

Exercise of stock          -          -              -             -           53            39,696            -          39,749

Cash dividends:
  Preferred -
  $1 per share             -          -              -             -            -                 -      (10,000)        (10,000)

Net loss for the
  three months
  March 31, 2000           -          -              -             -            -                -      (135,329)       (135,329)
                      -----------------------------------------------------------------------------------------------------------
Balance,
  March 31, 2000      $400,000    $   -          $   -         $   -       $4,289        $4,794,547  $(3,572,456)    $ 1,626,380
                      ===========================================================================================================
Balance,
  December 31, 2000   $400,000    $   -          $60,000       $   -       $4,916        $5,106,595  $(5,012,806)    $   558,705
Common stock issued
  to purchase interest
  in Boots, Inc.           -          -              -             -          100              (100)           -               -

Issuance of stock for
  services rendered        -          -              -             -           91            13,634            -          13,725

Net loss for the
  three months ended
  March 31, 2001           -          -              -             -            -                 -      (207,154)      (207,154)
                      -----------------------------------------------------------------------------------------------------------
Balance,
  March 31, 2001      $400,000    $   -          $60,000       $   -       $5,107        $5,120,129  $(5,219,960)    $   365,276
                      ===========================================================================================================


   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   Page 1 of 2

                                                                    2001             2000
                                                                 (Unaudited)      (Unaudited)
                                                               -------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(207,154)        $ (135,329)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
   Depreciation and amortization                                   53,838            141,617
   Minority interests in earnings of subsidiaries                       -            (11,575)
   Changes in assets (increase) decrease -
    Accounts receivable                                           (15,911)            (5,515)
    Due from related parties                                      (14,995)                 -
    Inventories                                                         -              5,456
    Prepaid expenses                                                4,048             11,289
    Deposits and other assets                                           -            (52,470)
   Changes in liabilities increase (decrease) -
    Accounts payable                                              154,614            (74,634)
    Accrued expenses                                              (21,289)            42,386
                                                               -------------      -----------
      Net cash (used in)
            operating activities                                  (46,849)           (78,775)
                                                               -------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposal of property and equipment                                1,000
  Acquisition of property and equipment                                 -           (174,940)
                                                               -------------      -----------
   Net cash provided by (used in) investing activities              1,000           (174,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions to minority interests                       -             (1,249)
  Sale of common stock                                                  -             39,750
  Repayments of notes payable, related parties                          -            (67,260)
  Borrowings under notes payable and capital leases                214,280           303,243
  Repayments of notes payable and capital leases                  (180,595)           (2,634)
                                                               -------------      -----------
   Net cash provided by financing activities                        33,685           271,850
                                                               -------------      -----------
NET (DECREASE) INCREASE IN CASH                                    (12,164)           18,135

CASH, BEGINNING OF PERIOD                                           78,925           172,622
                                                               -------------      -----------
CASH, END OF PERIOD                                             $   66,761        $  190,757
                                                               =============      ===========


   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   Page 2 of 2

                                                                    2001             2000
                                                                (Unaudited)       (Unaudited)
                                                               -------------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                        $   40,916        $   29,980
                                                               =============      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During January 2001, the Company issued 91,500 shares of common stock for public relations services to be rendered. This transaction was valued at $13,725.

During January 2001, the Company issued an additional 100,000 shares of its common stock to complete the exchange for the 20% interest in Incahoots, Ltd. not owned by the Company. This transaction resulted in a reduction of additional paid-in capital of $100.



   The accompanying notes are an integral part of these financial statements.

                              ATOMIC BURRITO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - GENERAL

In the opinion of Atomic Burrito, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Operating results were reclassified for 2000 to segregate the discontinued operations of the Atomic Burrito Restaurants from continuing operations.

Note 2 - NOTES RECEIVABLE

        The Company had the  following  notes receivable at March 31, 2001:

           9% note receivable due from a
           corporation, due October 2005                              $  75,000


           9% note receivable due from a
           corporation, due October 2005                                150,000

           9% note receivable due from a
           corporation, due October 2005                                160,000

           8%  note  receivable  due  from
           an individual, payable in monthly
           installments of $3,536, including
           interest, due September 2007                                 370,000
                                                                     ----------

                                                                        755,000
               Less: Reserve for doubtful
               collectibility                                          (350,000)
                                                                     ----------
           Total, net of reserve for collectibility                     405,000

           Current portion                                               37,266
                                                                     ----------
           Long-term portion                                        $   367,734

                                                                     ===========
                                       10

Note 3 - NOTES RECEIVABLE FROM AFFILIATES

        The Company had the following notes receivable due from affiliates as of March 31, 2001:

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
                                                                      =========

        As approved by the Board of Directors, interest income on these notes has been waived through April, 2003, contingent upon the continued waiver of dividends on the 40,000 shares of 10% convertible series A preferred stock held by the affiliate. The Company may also accept the conversion of a $35,000 note payable to the affiliate to equity in the Company, or the waiver of interest due by the affiliate to the Company on the said note. The Board of Directors has approved a plan by the affiliate to pay, offset, or otherwise reduce amounts owed by it to the Company during the second quarter of 2001, in addition to a previous agreement to pay at least 5% of the principle balance on the $480,000 receivable note annually beginning in 2002 until maturity.

Note 4 - PROPERTY AND EQUIPMENT

        Property and equipment as of March 31, 2001, include the following:

           Leasehold and other improvements                          $1,832,453
           Restaurant and club equipment                                653,155
           Furniture and fixtures                                       328,785
           Signage                                                       85,402
                                                                     ----------

                                                                      2,899,795
           Less accumulated depreciation                             (1,946,237)
                                                                     ----------
                Total property and equipment                         $  953,558
                                                                     ==========

        Certain property and equipment located at the AB of OKC-I restaurant has
        been  reduced  to  net  realizable   value  by  a  reserve  of  $200,000
        established by management.

Note 5 - DISCONTINUED OPERATIONS

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

           Three B's issued three notes as consideration for the sale of the above mentioned entities, as follows: Development - $75,000, Tulsa - $160,000 and Wichita - $150,000. All notes bear interest at a rate of 9% per annum, have monthly payments scheduled to commence June 1, 2001 with final payment due on October 31, 2005. The notes are collateralized by all of the assets of the entities acquired by Three B's with requirements of the Company to provide satisfaction on certain liabilities of the entities sold to Three B's. In connection with this transaction, the Company has provided for a reserve of $250,000 to cover future possible losses which could arise from disputes resulting in adjustments in amounts paid on the notes receivable.

        (2)The Company sold its Norman restaurant location to Atomic Restaurant Group, L.L.C. (ARG) on September 15, 2000. The sales price was a $370,000 note payable in installments at 8% beginning November 15, 2000 for $3,535.91 until paid in full on September 15, 2007. The Company sold all its assets at the Norman location but was still liable for the liabilities in the AB of Norman-I, L.L.C. entity, which included the obligations on the Norman location equipment. The Company has provided a $100,000 reserve to cover future possible losses, which could arise from disputes resulting in adjustments in amounts paid on the note receivable.

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

Note 6 - SUBSEQUENT EVENTS

        On March 7, 2001, the Company agreed to the sale of its nightclub business in Wichita, Kansas for $1,200,000 in cash. The sale includes the equipment and improvements, the lease, permits and licenses at this location together with certain other assets at this location. The Company closed on this sale on April 11, 2001, realizing a gain of approximately $682,000 in connection with this transaction.

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

General

The Company owns and operates two country and western nightclubs, one in St Louis, Missouri and one in Wichita Kansas.

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

In September 1999, the Company and New York Bagel agreed to terminate the joint venture agreement as it related to additional development, and New York Bagel agreed to sell its interest in the two operations in Tulsa and Wichita to the Company. New York Bagel's stated reasons or the termination were the lack of expansion capital on the part of either of the parties, and their desire to move in a different direction. Subsequently, New York Bagel filed for protection under Chapter 13 of the Federal Bankruptcy Statutes. The Company did not exercise its option to purchase New York Bagel's interest in these restaurants and as described below, subsequently sold its interest in these operations to its former president.

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

During February, 2000, the Company opened an Atomic Burrito restaurant in Oklahoma City in which it owned a 100% interest.

During September, 1999, the Company opened an Atomic Burrito restaurant in Houston, Texas in which it owned a 50% interest.

During September, 2000, The Company's Board of Directors decided to discontinue its efforts to develop and expand the Atomic Burrito Restaurant concept.

In September 2000, the Company sold the property, equipment, and leasehold improvements on its Norman Atomic Burrito restaurant to an LLC in which one of the principals is a former Company employee. In connection with the sale of these assets, the LLC agreed to sublease land and building associated with this restaurant. This property was sold in exchange for a $370,000 8% note receivable.

In November, the Company sold its interest in the Tulsa and Wichita Atomic Burrito restaurant operations to a company controlled by the Company's former president for $180,000 and $170,000 respectively. The sale was consummated with a $40,000 down payment and the issuance of 8% notes receivable in the amounts of $160,000 for the Tulsa operations and $150,000 for the Wichita operations.

Also in November the Company sold its stock in Atomic Development, Inc., a wholly owned subsidiary established to oversee the development and franchise of the Atomic Burrito concept, for $75,000, to the same company that purchased the Tulsa and Wichita Atomic Burrito restaurants.

At December 31, 2000, the Company recorded an allowance for bad debts in the amount of $350,000 associated with the above described notes. This charge was taken to the losses on discontinued operations for financial reporting purposes.

In September, 2000, the Company closed its Houston Atomic Burrito location. The leasehold improvements on this location were forfeited to the landlord in release from any future lease obligations. The Company is attempting to sell or lease this equipment as of year-end.

In September, 2000, the Company closed its Oklahoma City Atomic Burrito location and is currently seeking a buyer to take over this location and assume the lease. As of December 31, 2000, the Company has reduced the carrying value of these assets by an additional $150,000 to reflect the anticipated loss on ultimate disposition. This charge was also taken to the loss on discontinued operations.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash of $66,731, which was generated from operating activities, financing activities and investing activities. This amount represented a decrease $12,164 or 6.38% from cash at year-end 2000, and a decrease of $123,996 from the first quarter of 2000. The decrease in cash from year-end is a result of operating losses incurred during the first quarter of 2001.

As of March 31, 2001, the Company's working capital position (current assets minus current liabilities) was a negative $(1,432,371) compared to a negative $(1,287,457) at year-end 2000. The decrease of $144,914 was due to operating losses incurred during the first quarter of 2001. Because of the sale of the In Cahoots night club in Wichita, Kansas, as discussed in the Notes to the Financial Statements, management does not believe the decrease in working capital position will have any material effect on its ability to service its debts and continue the expansion of its restaurant division.

Property and equipment is made up primarily of assets required to operate the St. Louis and Wichita clubs and certain restaurant equipment which the Company was attempting to dispose of.

The deferred income tax asset remains at a balance of $100,000. This asset resulted from the net operating loss carryforwards from the loss on the write-off of the Tucson nightclub in a prior year, as well as from other operating losses contributing to the net operating loss carryforward. The Company anticipates that this credit will be utilized upon the sale of the Wichita night club which occurred on April 10, 2001. At December 31, 2000 the Company had approximately an additional $2,800,000 in deferred tax assets which were fully reserved and not reflected on the Company's balance sheet at that date. At December 31, 2000 the Company had approximately $4,400,000 in net operating losses which will expire commencing in 2013 if not utilized.

On April 10, 2001, the Company sold its Wichita Kansas night club operations for $1,200,000. This sale resulted in a gain of approximately $682,000 and provided cash of approximately $1,100,000 to pay down existing debts and to finance future expansions of the night club operations.

In April, 2001, certain notes receivable totaling $480,000 from an affiliated company become due. Management anticipates that the interest due will be received and that the notes will be renewed.

Results of Operations - Quarter Ended March 31, 2001, Compared to the Quarter Ended March 31, 2000

For the period ended March 31, 2001, total revenue of the Company decreased by $185,391 or 17% to $1,109,343 compared with total revenues of $1,336,475 for the first quarter of 2000. This decrease in revenue reflects decreasing beverage and food sales at the Company's two nightclubs of $185,391, a reduction in admission fees of $31,477, and a reduction in other income of $10,264.

Total costs and expenses during the current period decreased from $1,375,662 for the first quarter of 2000 to $1,316,497. Costs of products and services increased by $11,071 to $1,088,073 for the period compared to $1,077,002 for the same period in 2000.

Depreciation and amortization decreased by $21,629 or 29% to $53,838 compared to $75,467 for the same period in 2000. This decrease was due primarily to the disposition of restaurant leasehold improvements and equipment associated with restaurants sold during the fall of 2000.

Interest expense increased by $15,212 to $40,916 from $25,704 for the first quarter of 2000. This increase is a result of additional borrowings incurred subsequent to March 31, 2000.

General and administrative expense decreased by $63,819 to $133,670 as compared to $197,489 for the same period in 2000. This is a result of managements efforts to cut general and administrative costs.

During the quarter ended March 31, 2000, the Company accrued $107,717 in losses associated with the discontinuance of its Atomic Burrito restaurant operations.

The Company's net loss for the current period was a $(207,154) compared to a net loss of $(135,329) for the same period in 2000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Special Note: Certain statements set forth below under this caption constitute forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward Looking Statements" for additional factors relating to such statements.

The Company is involved in various legal actions associated with the normal conduct of its business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the first quarter of 2001, the Company did not submit any matter to a vote of its shareholders.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:
     11.  Statement Re:  Computation of Per Share Earnings

(b)  Reports on Form 8-K
     No reports 8-K were filed during the quarter ended March 31, 2001.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2001                    Atomic Burrito, Inc.

                                By:/s/ Don W. Grimmett
                                   ------------------------
                                   Don W. Grimmett, President

EX-11
Computation of Earnings per Share

                              ATOMIC BURRITO, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                       2000              1999
                                                    ----------        ----------
BASIC EARNINGS PER SHARE:
Net income                                          $(207,154)       $ (135,329)
Dividends on preferred stock                               -                  -
                                                    ----------        ----------

Net income applicable to
    common stock                                    $(207,154)       $ (135,329)
                                                    ==========        ==========

Shares used in computing basic earnings
    per share                                       5,107,121         4,277,313

Basic earnings per common share                        $(0.04)           $ (.03)
                                                    ==========        ==========

DILUTED EARNINGS PER SHARE:
Net income                                                N/A              N/A
                                                    ==========        ==========