Form 10QSB
period 2001-06-30
ATOMIC BURRITO INC
filed 2001-08-16
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For  the  Quarterly  Period  Ended  June  30,  2001

                        Commission File Number: 0-24058

                              ATOMIC BURRITO, INC.
             (Exact name of registrant as specified in its charter)

               Oklahoma                                  73-1571194
  -----------------------------------        -----------------------------------
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


  Shares  of  Common  Stock,  $.001  par  value,
  outstanding  as  of  August  14,  2001                        5,357,121

  Traditional  Small  Business  Disclosure  Format:  Yes  [X]  No  [ ]

                              ATOMIC BURRITO, INC.



                                      INDEX
                                                                            Page
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

    Item  1    Financial  Statements

               Consolidated Balance Sheets - June 30, 2001 (unaudited)
               and  December  31,  2000                                      4-5

               Consolidated  Statements  of  Income  (unaudited)  -
               For the Three and Six Months Ended
               June 30, 2001 and 2000                                          6

               Consolidated Statements of Stockholders'
               Equity (unaudited) - For the Six Months
               Ended June 30, 2001 and the Year Ended
               December 31, 2000                                               7

               Consolidated Statements of Cash Flows (unaudited)  -
               For the Six Months Ended June 30, 2001 and 2000               8-9

               Notes to Consolidated Financial Statements (unaudited)      10-13

    Item  2     Management's Discussion and Analysis of Financial
               Condition  and  Results  of  Operations                     13-18

PART  II.  OTHER  INFORMATION

    Item  1     Legal  Proceedings                                            19

    Item  2     Exhibits  and  Reports  on  Form  8-K                         20

                              ATOMIC BURRITO, INC.


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             June 30, 2001 and 2000



              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Atomic Burrito, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000.

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  PAGE 1 OF 2

                                                       June 30,     December 31,
                                                         2001           2000
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
CURRENT  ASSETS:
  Cash                                                $   156,068   $    78,925
  Accrued interest receivable                              28,975         1,918
  Accounts receivable - other                              13,545         9,514
  Current portion of notes receivable                      27,036        37,266
  Current portion of minimum lease
    payments receivable                                     9,671             -
  Inventories                                              44,911        61,815
  Prepaid expenses                                         36,553        64,169
  Deferred income taxes                                         -       100,000
                                                      -----------   -----------

      Total current assets                               316,759        353,607
                                                      ----------   ------------

PROPERTY AND EQUIPMENT                                 1,951,344      2,900,795
  Accumulated depreciation                            (1,418,127)    (1,901,884)
                                                      ----------   ------------

                                                         533,217        998,911
                                                      ----------   ------------

OTHER  ASSETS:
  Notes receivable from affiliate                        574,801        630,000
  Notes receivable, net of current portion
    shown  above, net of reserve of $400,000
    and $350,000 at June 30, 2001 and
    December 31, 2000                                    347,822        367,734
  Long term portion of minimum lease payments
    Receivable                                           109,540              -
    Goodwill, net of accumulated amortization
      of $13,456 at December 31, 2000                          -         80,734
    Covenant not to compete, net of accumulated
      amortization  of $23,333 and $13,333 at
      June 30, 2001 and December 31, 2000                 36,667         46,667
    Deposits and other                                    62,938         62,938
    Investments                                           57,400        177,400
                                                      ----------   ------------
                                                       1,189,168      1,365,473
                                                      ----------   ------------

                                                     $ 2,039,144  $   2,717,991
                                                      ==========   ============

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  PAGE 2 OF 2

                                                       June 30,     December 31,
                                                         2001           2000
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
CURRENT  ASSETS:
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
  Accounts payable                                    $   415,561   $   573,067
  Accrued liabilities                                     116,213       196,010
  Note payable - related party                                  -        28,005
  Current portion of long-term debt                       308,901       798,290
  Current portion of capital leases                        42,802        45,692
                                                      -----------   -----------

      Total current liabilities                           883,477     1,641,064
                                                      -----------   -----------

LONG-TERM DEBT, NET OF CURRENT PORTION SHOWN ABOVE        367,409       366,612
                                                      -----------   -----------

OBLIGATION  UNDER  CAPITAL  LEASE,
  net of current portion shown above                      130,486       146,648
                                                      -----------   -----------

MINORITY INTERESTS                                          4,962         4,962
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES                                   -             -
                                                      -----------   -----------

STOCKHOLDERS'  EQUITY:
  10% convertible preferred stock, Series A,
    $10 par value, 500,000 shares authorized,
    40,000  shares  issued and outstanding at
    June 30, 2001 and December 31, 2000                   400,000       400,000
  10% convertible preferred stock, Series B,
    $10  par  value, 100,000 shares authorized,
    no  shares  issued  and outstanding at
    June 30, 2001 and December 31, 2000                         -             -
  10% convertible preferred stock, Series C,
    $10  par  value, 6,000 shares authorized,
    6,000 shares issued and outstanding at
    June 30, 2001 and December 31, 2000                    60,000        60,000
 10% convertible preferred stock, Series D,
    $10 par value, 80,000 shares authorized,
    no shares issued and outstanding at
    June 30, 2001 and December 31, 2000                         -             -
  Common stock, $.001 par value, 25,000,000 shares
    authorized; 5,357,121 and 4,915,621 shares
    issued and outstanding as of June 30, 2001 and
    December 31, 2000, respectively                         5,357         4,916
  Additional paid-in capital                            5,169,879     5,106,595
  Accumulated deficit                                  (4,982,426)   (5,012,806)
                                                      -----------   -----------

      Total stockholders' equity                          652,810       558,705
                                                      -----------   -----------

                                                      $ 2,039,144   $ 2,717,991
                                                      ===========   ===========

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                  FOR THE THREE              FOR THE SIX
                                  MONTHS ENDED               MONTHS ENDED
                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                 2001         2000         2001         2000
                              -----------  -----------  -----------  -----------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
  Beverage and food sales     $   474,200  $   838,833  $ 1,388,538  $1,816,959
  Admission fees                   67,910      245,822      187,451     516,289
  Gain on sale of assets          675,234            -      675,234           -
  Other income                     85,588       94,492      161,052     182,375
                               ----------   ----------  -----------  ----------
                                1,302,932    1,179,147    2,412,275   2,515,623
                               ----------   ----------  -----------  ----------

COSTS  AND  EXPENSES:
  Cost of products and services   604,914    1,035,914    1,692,987   2,141,293
  General and
    administrative expense        115,016      113,737      248,686     311,227
  Depreciation and
    amortization                   79,718       91,273      133,556     138,434
  Interest expense                 33,558       39,019       74,474      64,722
                               ----------   ----------  -----------  ----------
                                  833,206    1,279,943    2,149,703   2,655,676
                               ----------   ----------  -----------  ----------

INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTERESTS    469,726     (100,796)     262,572    (140,053)

INCOME TAX (EXPENSE)             (100,000)           -     (100,000)          -
                               ----------   ----------  -----------  ----------

INCOME (LOSS) BEFORE
  MINORITY INTERESTS              369,726     (100,796)     162,572    (140,053)

MINORITY INTERESTS IN (INCOME)
  LOSS OF CONSOLIDATED
  SUBSIDIARIES                          -       34,197            -      45,840
                               ----------   ----------  -----------  ----------

NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS         369,726      (66,599)     162,572     (94,213)

LOSS ON DISCONTINUED
  OPERATIONS                     (132,192)    (189,653)    (132,192)   (297,371)
                               ----------   ----------  -----------  -----------

NET INCOME (LOSS)                 237,534     (256,252)      30,380    (391,584)

PREFERRED STOCK DIVIDENDS               -            -            -           -
                              ----------   ----------  -----------   ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK              $  237,534   $ (256,252) $    30,380  $ (391,584)
                               ==========   ==========  ===========  ==========

BASIC EARNINGS PER SHARE       $     0.05   $    (0.06) $      0.01  $    (0.09)
                               ==========   ==========  ===========  ==========

DILUTED EARNINGS PER SHARE            N/A          N/A          N/A         N/A
                               ==========   ==========  ===========  ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT:
    BASIC SHARES                5,127,669    4,364,214    5,031,132   4,310,499
                               ==========   ==========   ==========   =========

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                        Series A         Series B       Series C        Series D
                    10% Convertible  10% Convertible 10% Convertible 10% Convertible  Common
                    Preferred Stock  Preferred Stock Preferred Stock Preferred Stock  Stock
                          Value            Value           Value           Value      0.001   Additional               Total
                           of               of              of              of         par     Paid-In   Accumulated Stockholders'
                         Shares           Shares          Shares          Shares     Value(1) Capital(1)   Deficit     Equity
                    ---------------  --------------- --------------- --------------- -------- ---------- ----------- -------------
Balance,
  December 31, 1999     $ 400,000        $       -       $       -       $      -    $ 4,236  $4,754,851 $(3,427,127)  $1,731,960

Exercise of stock
  options                       -                -               -               -       170     127,254           -      127,424

Preferred Stock issued          -                -          60,000               -         -           -           -       60,000

Common stock issued
  to purchase interest
  in Boots, Inc.                -                -               -               -       200     149,800           -      150,000

Common stock issued
  for cash                      -                -               -               -       310      74,690           -       75,000

Net loss for the
  twelve months ended
  December 31, 2000             -                -               -               -         -           -  (1,585,679)  (1,585,679)
                        ---------------------------------------------------------------------------------------------------------

Balance,
  December 31, 2000       400,000                -          60,000               -     4,916   5,106,595  (5,012,806)     558,705

Share adjustment on
  Boots, Inc.
  acquisition                   -                -               -               -       100        (100)          -            -

Issuance of stock for
  Services rendered             -                -               -               -        91      13,634           -       13,725

Common stock issued in
  conversion of
  Rockwell, LLC note
  payable to equity             -                -               -               -       250      49,750           -       50,000

Net income for the
  six months ended
  June 30, 2001                 -                -               -               -         -           -      30,380       30,380
                        ---------------------------------------------------------------------------------------------------------

Balance,
  June 30, 2001         $ 400,000        $       -       $  60,000       $       -   $ 5,357  $5,169,879 $(4,982,426)   $ 652,810
                        =========================================================================================================



                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  PAGE 1 OF 2

                                                        2001          2000
                                                                   -----------
                                                     (Unaudited)   (Unaudited)
                                                      ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before discount operations        $    162,572   $ (94,212)
  Net income (loss) from discounted operations            (132,192)   (297,371)
  Adjustments to reconcile net loss to net cash
    used  in  operating  activities  -
    Depreciation and amortization                          133,556     220,554
    Gain on sale of assets                                (675,234)          -
    Bad debt provision                                      50,000           -
    Deferred income tax expense (benefit)                  100,000           -
    Other                                                   (7,906)          -
    Minority interests in earnings of subsidiaries               -     (45,840)
    Changes in assets (increase) decrease  -
      Accounts and minimum lease payments receivable       (26,268)     20,158
      Due from related parties                              (4,031)          -
      Inventories                                           16,904      (8,948)
      Prepaid expenses                                      41,341     (14,616)
      Deposits and other assets                                  -     (11,934)
    Changes in liabilities increase (decrease) -
      Accounts payable                                    (137,307)    162,673
      Accrued expenses                                     (79,797)     13,228
                                                      ------------   ---------
          Net cash (used in)operating activities          (558,362)    (56,308)
                                                      ------------   ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Disposal of property and equipment                     1,098,965           -
  Collections of notes receivable                           12,288           -
  Loan advances                                            (32,145)          -
  Acquisition of property and equipment                       (859)   (331,504)
                                                      ------------   ---------
          Net cash provided by (used in)
            investing activities                         1,078,249    (331,504)
                                                      ------------   ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Partnership distributions to minority interests                -      (2,500)
  Sale of common stock                                           -     124,424
  Borrowings under notes payable and capital leases         40,007     370,877
  Repayments of notes payable and capital leases          (482,751)   (102,760)
                                                      ------------   ---------
          Net cash provided by (used in)
            financing activities                          (442,744)    390,041
                                                      ------------   ---------

NET (DECREASE) INCREASE IN CASH                             77,143       2,229

CASH, BEGINNING OF PERIOD                                   78,925     172,622
                                                      ------------   ---------

CASH, END OF PERIOD                                   $    156,068   $ 174,851
                                                      ============   =========

                 See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  PAGE 2 OF 2

                                                        2001          2000
                                                                   -----------
                                                     (Unaudited)   (Unaudited)
                                                      ------------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                           $     62,566   $  77,914
                                                      ============   =========


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

During June 2001, the Company issued 250,000 shares of common stock in conversion of a $50,000 note payable to equity.

During May 2001, the Company leased the furniture and equipment from its Houston location to a third party. This transaction was treated as a capital lease for financial reporting purposes with no gain or loss recognized. The Company's $120,000 basis in this equipment was reclassified as minimum lease payments receivable.

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - GENERAL

In the opinion of Atomic Burrito, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Operating results were reclassified for 2000 to segregate the discontinued operations of the Atomic Burrito Restaurants from continuing operations.

Note 2 - MINIMUM LEASE PAYMENTS RECEIVABLE

On May 15, 2001, the Company entered into a lease agreement with AB of Tulsa-II, LLC (Lessee) to sell the furniture equipment and signage previously used by the Company in the discontinued operations of the Houston, TX, Atomic Burrito restaurant. The lease agreement provides for a monthly payment of $1,250 through June, 2011 and requires the Lessee to pay any and all property taxes and to provide insurance on the property throughout the term of the lease. At the end of the lease, the Lessee has the option to purchase the property at current market value.

Net investment in sales-type lease as of June 30, 2001, is as follows:

          Minimum future lease payments
               Current portion                            $   9,671
               Long-term portion                            109,540
                                                          ---------

                                                            119,211
          Unearned interest income                           29,539
                                                          ---------

                                                          $ 148,750
                                                          =========

Minimum future lease payments receivable include the following:

          2001                                            $   4,798
          2002                                                9,934
          2003                                               10,402
          2004                                               10,892
          2005                                               11,404
          Thereafter                                         71,781
                                                          ---------

                                                          $ 119,211
                                                          =========

Note 3- NOTES RECEIVABLE

        The Company had the  following  notes receivable at June 30, 2001:

           9% note receivable due from a
           corporation, due October 2005                              $  75,000


           9% note receivable due from a
           corporation, due October 2005                                150,000

           9% note receivable due from a
           corporation, due October 2005                                160,000

           9% note receivable due from a
           corporation, due October 2005                                 32,146

           8%  note  receivable  due  from
           an individual, payable in monthly
           installments of $3,536, including
           interest, due September 2007                                 357,712
                                                                     ----------

                                                                        774,858
               Less: Reserve for doubtful
               collectibility                                          (400,000)
                                                                     ----------
           Total, net of reserve for collectibility                     374,858

           Less:  Current portion                                       (27,036)
                                                                     ----------
           Long-term portion                                        $   347,822
                                                                     ==========

Note 4 - NOTES RECEIVABLE FROM AFFILIATES

        The Company had the following notes receivable due from affiliates as of March 31, 2001:

           6% note receivable due from a
           corporation in March 2001                                  $  44,801

           6% note receivable due from
           a corporation in April 2002                                   50,000

           8% note receivable due from a
           corporation in April 2001                                    480,000
                                                                      ---------

               Total notes receivable - affiliates                    $ 574,801
                                                                      =========

        As approved by the Board of Directors, interest income on these notes has been waived through April, 2003, contingent upon the continued waiver of dividends on the 40,000 shares of 10% convertible series A preferred stock held by the affiliate. Through a plan approved by the Board of Directors, the Company offset a note payable of $35,000 and Other accounts payable of $20,199 against notes receivable from the affiliate during the second quarter of 2001. This plan also includes an agreement to pay at least 5% of the principle balance on the $480,000 receivable note annually beginning in 2002 until maturity.

Note 5 - PROPERTY AND EQUIPMENT

        Property and equipment as of June 30, 2001, include the following:

           Leasehold and other improvements                          $1,345,065
           Restaurant and club equipment                                333,420
           Furniture and fixtures                                       207,481
           Signage                                                       65,378
                                                                     ----------

                                                                      1,951,344
           Less accumulated depreciation                             (1,418,127)
                                                                     ----------
                Total property and equipment                         $  533,217
                                                                     ==========

Note 6 - DISCONTINUED OPERATIONS

        On August 30, 2000, the Company announced its intentions to discontinue its Atomic Burrito Restaurant operations. Accordingly the following sales occurred prior to December 31, 2000:

        (1)The Company president resigned and formed Three B's Restaurant Group, Inc.(Three B's), which bought from the Company its subsidiary company, which held the restaurant concept, Atomic Development, Inc.(Development) and two companies which held the majority interest in two restaurant locations, AB of Tulsa-I, L.L.C.(Tulsa) and AB of Wichita-I, L.L.C.(Wichita) for $425,000 on November 30, 2000. Three B's acquired the leases for the two restaurant locations and all assets and liabilities of the entities sold. However, the Company was required to reduce accounts payable of Tulsa by $40,000 and loan Wichita $40,000 which is to be repaid beginning May 30, 2001 at an interest rate of 9% per annum with a first payment of $4,000 and $550 monthly thereafter until October 31, 2005 with the remaining balance being due at that time. At June 30, 2001, $32,146 had been advanced on the note.

           Three B's issued three notes as consideration for the sale of the above mentioned entities, as follows: Development - $75,000, Tulsa - $160,000 and Wichita - $150,000. All notes bear interest at a rate of 9% per annum, have monthly payments scheduled to commence June 1, 2001 with final payment due on October 31, 2005. The notes are collateralized by all of the assets of the entities acquired by Three B's with requirements of the Company to provide satisfaction on certain liabilities of the entities sold to Three B's. In connection with this transaction, the Company has provided for a reserve of $127,000 to cover future possible losses which could arise from disputes resulting in adjustments in amounts paid on the notes receivable.

        (2)The Company sold its Norman restaurant location to Atomic Restaurant Group, L.L.C. (ARG) on September 15, 2000. The sales price was a $370,000 note payable in installments at 8% beginning November 15, 2000 for $3,535.91 until paid in full on September 15, 2007. The Company also sold all its assets at the Norman location but was still liable for the liabilities in the AB of Norman-I, L.L.C. entity, which included the obligations on the Norman location equipment. As of June 30, 2001, no payments have been made on this note. The Company has provided a $273,000 reserve to cover future possible losses, which could arise from disputes resulting in adjustments in amounts paid on the note receivable.

        The Houston and Oklahoma City locations ceased operations and the equipment at the Houston location has been written down to $120,000. The Company has entered into a lease agreement with Three B's to purchase the equipment from the Houston location, which is being used in a new restaurant location recently opened in Tulsa. Property and equipment from the Oklahoma City location valued at approximately $146,000 by the Company, has been moved to a storage facility in Tulsa. According to Company management, Three B's has agreed to lease the equipment for use in a third restaurant location in Tulsa currently in development. All leasehold improvements at the Oklahoma City location reverted to the landlord of the property under mutual agreement to cancel the remaining term of the lease.

Note 7 - SALE OF WICHITA CLUB

        On March 7, 2001, the Company agreed to the sale of its nightclub business in Wichita, Kansas for $1,200,000 in cash. The sale included the equipment and improvements, the lease, permits and licenses at this location, together with certain other assets at this location. The Company closed on this sale on April 11, 2001, realizing a gain of approximately $675,000 in connection with this transaction.

PART  1  -  Item  2


Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  I

Special  Note  Regarding  Forward-Looking  Statements

Certain statements in this Form 10-QSB under "Item 1. Description of Business", "Item 3. Legal Proceedings", "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Atomic Burrito, Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-QSB. The use in this Form 10-KSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

General

The Company owns and operates a western nightclub located in St Louis, Missouri. During April, 2001 the Company sold its western nightclub located in Wichita Kansas.

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

At December 31, 2000, the Company recorded an allowance for bad debts in the amount of $350,000 associated with the above described notes. This charge was taken to the losses on discontinued operations for financial reporting purposes. At June 30, 2001, the Company added an additional $50,000 to this allowance for bad debts.

In September, 2000, the Company closed its Houston Atomic Burrito location. The leasehold improvements on this location were forfeited to the landlord in release from any future lease obligations. During May 2001 the Company entered into a lease agreement to lease the furniture and fixtures from the location to a third party. Terms for the lease call for lease payments of $1,250 per month over the 10 year term of the lease.

In September, 2000, the Company closed its Oklahoma City Atomic Burrito location and is currently seeking a buyer to take over this location and assume the lease. As of June 30, 2001, the Company has placed the furniture and fixtures from this location in storage and returned the property to the landlord. Management believes it will be able to recover its remaining basis of $146,421 in this equipment by either selling or leasing this equipment to third parties.


Liquidity  and  Capital  Resources

As of June 30, 2001, the Company had cash of $156,068. This amount represented an increase of $77,143 or 98% from cash at December 31, 2000. The increase in cash from year-end reflects proceeds from the sale of the Wichita nightclub offset in part by a $772,952 reduction in liabilities and current operating losses from operating activities of $205,969 and the loss from discontinued operations of $132,192.

As of June 30, 2001, the Company's working capital position (current assets minus current liabilities) was a negative $(566,159) compared to a negative $(1,287,457) at December 31, 2000. The increase in working capital of $721,298 was due primarily to a $517,394 reduction in notes payable combined with a $237,303 reduction in accounts payable and accrued liabilities. This significant improvement in the Company's working capital position is a result of the sale of the Wichita nightclub.

Property and equipment is made up primarily of assets required to operate the St. Louis nightclub and certain restaurant equipment which the Company is either leasing or attempting to dispose of. Property and equipment decreased by $776,541 during the six months ended June 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

The deferred income tax asset of $100,000 reflected on the books at December 31, 2000 was utilized for financial reporting purposes during the six months ended June 30, 2001 to offset the tax liability associated with the gain on the sale of the Wichita nightclub. At June 30, 2001 the Company had approximately $2,800,000 in deferred tax assets which were fully reserved and not reflected on the Company's balance sheet at that date. At December 31, 2000 the Company had approximately $4,400,000 in net operating losses which will expire commencing in 2013 if not utilized.

On April 10, 2001, the Company sold its Wichita Kansas night club operations for $1,200,000. This sale resulted in a gain of $675,234 and provided cash $1,032,250 to pay down existing debts and to finance future expansions of the night club operations.

During the quarter ended June 30, 2001, notes receivable from an affiliated Company were reduced by $55,199, leaving notes outstanding at June 30, 2001 to this affiliate in the amount of $574,801. No interest have been received or accrued on these notes, as the affiliate has waiver its rights to receive preferred stock dividends.

During the period ended June 30, 2001, notes payable totaling $50,000 were converted to 250,000 shares of the Company's common stock.

RESULTS  OF  OPERATIONS

Comparison  of  the  Three  Months  Ended  June  30,  2001  and  2000

During the quarter ended June 30, 2001 the Company enjoyed net income of $237,534 as compared to a loss of ($256,252) for the quarter ended June 30, 2000. The following analysis explains this change:

Food and Beverage Sales - During the three months ended June 20, 2001, food and beverage sales decreased by 43% or $364,633 from $838,833 during 2000 to $474,200 during 2001. This decrease is due primarily to the sale of the Wichita nightclub on April 10, 2001.

Admissions Fees - During the three months ended June 30, 2001, Admission fees decrease by 72% or 177,912 from $245,822 in 2000 to $67,910 in 2001. This decrease was due in part to the sale of the Wichita nightclub on April 10, 2001 and in part to the Company's policy of giving admissions fees to live entertainment in lieu of paying booking fees to these entertainers.

Gain on Sale of Assets - During the three months ended June 30, 2001, the Company recognized a $675,234 gain on the sale of the Wichita night club.

Other Income - Other income decreased by 10% or $9,365 from $94,492 during the quarter ended June 30, 2000 to $85,127 during the quarter ended June 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

Cost of Products and Services - Cost of products and services decreased by 42% or $431,000 from $1,035,914 in the quarter ended June 30, 2000 to $604,914 during the quarter ended June 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

General and Administrative Expenses - General and administrative expenses remained at approximately the same level for the three months ended June 30,

2001  as  compared  to  June  30,  2000  at  $115,016 and $113,737 respectively.

Depreciation Expense - Depreciation expense decreased by 13% or $11,555 from $91,273 during the quarter ended June 30, 2000 to $79,718 during the quarter ended June 30, 2001. This decrease results primarily from the sale of the Wichita night club.

Interest Expense - Interest expense decreased by 14% or $5,461 from $39,019 during the quarter ended June 30, 2000 to $33,558 during the quarter ended June 30, 2001. This decrease is due primarily to reductions in debt occurring subsequent to the sale of the Wichita nightclub.

Income Tax Expense - During the quarter ended June 30, 2001 the Company recognized $100,000 in income tax expense reflecting the utilization of its deferred tax asset in the amount of $100,000 to offset gains associated with the sale of the Wichita nightclub.

Loss From Discontinued Operations - Losses from discontinued operations totaled $132,192 for the quarter ended June 30, 2001 as compared to losses of $189,653 for the comparable period in 2000. During 2000 this loss represents the net loss incurred by Atomic Burrito restaurants which were being operated at that time. The loss for the quarter ended June 30, 2001 includes an additional $50,000 provision for bad debts associated with the notes receivable received in consideration for the sale of certain restaurant operations along with certain expenses incurred on the Oklahoma City and Norman locations.

Comparison  of  the  Six  Months  Ended  June  30,  2001  and  2000.

During the six months ended June 30, 2001 the Company enjoyed net income of $30,380 as compared to a loss of ($391,584) for the six months ended June 30, 2000. The following analysis explains this change:

Food and Beverage Sales - During the six months ended June 20, 2001, food and beverage sales decreased by 23% or $428,421 from $1,816,959 during 2000 to $1,388,538 during 2001. This decrease is due primarily to the sale of the Wichita nightclub on April 10, 2001.

Admissions Fees - During the six months ended June 30, 2001, Admission fees decrease by 64% or $328,838 from $516,289 in 2000 to $187,451 in 2001. This decrease was due in part to the sale of the Wichita nightclub on April 10, 2001 and in part to the Company's policy of giving admissions fees to live entertainment in lieu of paying booking fees to these entertainers.

Gain on Sale of Assets - During the six months ended June 30, 2001, the Company recognized a $675,234 gain on the sale of the Wichita night club.

Other Income - Other income decreased by 12% or $21,323 from $182,375 during the six months ended June 30, 2000 to $161,052 during the six months ended June 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

Cost of Products and Services - Cost of products and services decreased by 21% or $448,306 from $2,141,293 in the six months ended June 30, 2000 to $1,692,987 during the six months ended June 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

General and Administrative Expenses - General and administrative expenses decreased by 20% or $62,541 from $311,227 for the six months ended June 30, 2000 to $246,686 for the six months ended June 30, 2001. This decrease is attributable to managements efforts to reduce administrative salaries and other administrative costs as operating activities have been reduced.

Depreciation Expense - Depreciation expense decreased by 4% or $4,878 from $138,434 during the six months ended June 30, 2000 to $133,556 during the six months ended June 30, 2001. This decrease results primarily from the sale of the Wichita night club.

Interest Expense - Interest expense increased by 15% or $9,752 from $64,722 during the six months ended June 30, 2000 to $74,474 during the six months ended June 30, 2001.

Income Tax Expense - During the six months ended June 30, 2001 the Company recognized $100,000 in income tax expense reflecting the utilization of its deferred tax asset in the amount of $100,000 to offset gains associated with the sale of the Wichita nightclub.

Loss From Discontinued Operations - Losses from discontinued operations totaled $132,192 for six months ended June 30, 2001 as compared to losses of $297,371 for the comparable period in 2000. During 2000 this loss represents the net loss incurred by Atomic Burrito restaurants which were being operated at that time. The loss for the six months ended June 30, 2001 includes an additional $50,000 provision for bad debts associated with certain notes receivable received in consideration for the sale of certain restaurant operations along with certain expenses incurred on the Oklahoma city and Norman locations.


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

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

During the second quarter of 2001, the Company did not submit any matter to a vote of its shareholders.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:
     None

(b)  Reports  on  Form  8-K
     No  reports  8-K  were  filed  during  the  quarter  ended  June  30, 2001.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August  14,  2001                    Atomic  Burrito,  Inc.

                                     By:/s/  Don  W.  Grimmett
                                       ------------------------
                                       Don  W.  Grimmett,  President