Form 10QSB
period 2001-09-30
ATOMIC BURRITO INC
filed 2001-11-19
CIK 916298

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


  Shares  of  Common  Stock,  $.001  par  value,
  outstanding  as  of  November  14,  2001                        5,357,121

  Traditional  Small  Business  Disclosure  Format:  Yes  [X]  No  [ ]

                              ATOMIC BURRITO, INC.



                                      INDEX

                                                                            Page
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

    Item  1    Financial  Statements

               Consolidated Balance Sheets - September 30, 2001
               (unaudited) and  December  31,  2000                          4-5

               Consolidated Statements of Income (unaudited)  -
               For  the  Three  and  Nine  Months  Ended
               September 30, 2001 and 2000                                     6

               Consolidated  Statements  of  Stockholders'
               Equity  (unaudited)  -  For  the  Nine  Months
               Ended  September  30,  2001  and  the  Year  Ended
               December 31, 2000                                               7

               Consolidated Statements of Cash Flows (unaudited) -
               For the Nine Months Ended September 30, 2001 and 2000         8-9

               Notes to Consolidated Financial Statements (unaudited)      10-13

    Item  2    Management's  Discussion  and  Analysis  of  Financial
               Condition and Results of Operations                         13-18

PART  II.  OTHER  INFORMATION

    Item  1     Legal  Proceedings                                            19

    Item  4     Submission of Matters to a Vote of Security Holders           19

    Item  6     Exhibits  and  Reports  on  Form  8-K                         20

                              ATOMIC BURRITO, INC.


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          September 30, 2001 and 2000



              Forming a part of Form 10-QSB Quarterly Report to the
                       Securities and Exchange Commission

This quarterly report on Form 10-QSB should be read in conjunction with Atomic Burrito, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000.

                              ATOMIC BURRITO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  Page 1 of 2

                                                 September 30,    December 31,
                                                     2001            2000
                                                 -------------   -------------
                                                  (Unaudited)

ASSETS
CURRENT  ASSETS:
  Cash                                           $     49,102    $     78,925
  Accrued interest receivable                          43,615           1,918
  Accounts receivable - other                          23,993           9,514
  Current portion of notes receivable                  27,036          37,266
  Current portion of minimum lease
    payments  receivable                                9,746               -
  Inventories                                          41,375          61,815
  Prepaid  expenses                                    25,390          64,169
  Deferred  income  taxes                                   -         100,000
                                                 ------------    ------------

          Total  current  assets                      220,257         353,607
                                                 ------------    ------------

PROPERTY  AND  EQUIPMENT                            2,108,070       2,900,795
  Accumulated  depreciation                        (1,467,510)     (1,901,884)
                                                 ------------    ------------

                                                      640,560         998,911
                                                 ------------    ------------

OTHER  ASSETS:
  Notes  receivable  from  affiliate                  574,801         630,000
  Notes receivable, net of current portion
    shown above, net of reserve of $450,000
    and  $350,000  at  September  30,  2001
    and  December  31,  2000                          299,322         367,734
  Long term portion of minimum lease payments
    receivable                                        108,673               -
  Goodwill, net of accumulated amortization
    of  $13,456 at  December 31, 2000                       -          80,734
  Covenant not to compete, net of accumulated
    amortization  of $23,333 and $13,333 at
    September 30, 2001 and December 31, 2000           31,667          46,667
  Deposits  and  other                                 62,938          62,938
  Investments                                          57,400         177,400
                                                 ------------    ------------

                                                    1,134,801       1,365,473
                                                 ------------    ------------

                                                 $  1,995,618    $  2,717,991
                                                 ============    ============


                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  Page 2 of 2


                                                 September 30,    December 31,
                                                     2001            2000
                                                 -------------   -------------
                                                  (Unaudited)

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
  Accounts  payable                              $    502,078    $    573,067
  Accrued  liabilities                                159,124         196,010
  Note  payable  - related party                            -          28,005
  Current  portion of long-term debt                  239,937         798,290
  Current  portion of capital leases                   43,491          45,692
                                                 ------------    ------------

          Total  current  liabilities                 944,630       1,641,064
                                                 ------------    ------------

LONG-TERM DEBT, net of current portion
  shown above                                         507,494         366,612
                                                 ------------    ------------

OBLIGATION  UNDER  CAPITAL  LEASE,
  net  of  current  portion  shown  above             126,535         146,648
                                                 ------------    ------------

MINORITY  INTERESTS                                     4,962           4,962
                                                 ------------    ------------

COMMITMENTS  AND  CONTINGENCIES                             -               -

STOCKHOLDERS'  EQUITY:
  10% convertible preferred stock, Series A,
    $10  par  value, 500,000 shares authorized,
    40,000 shares \issued and  outstanding at
    September 30, 2001 and December 31, 2000          400,000         400,000
  10% convertible preferred stock, Series B,
    $10  par  value, 100,000 shares authorized,
    no shares issued and outstanding at
    September 30, 2001 and December 31, 2000                -               -
  10% convertible preferred stock, Series C,
    $10  par  value, 6,000 shares authorized,
    6,000 shares issued and outstanding at
    September 30, 2001 and December 31, 2000           60,000          60,000
  10% convertible preferred stock, Series D,
    $10 par value, 80,000 shares authorized,
    no shares issued and outstanding at
    September 30, 2001 and December 31, 2000                -               -
  Common stock, $.001 par value, 25,000,000
    shares authorized; 5,357,121 and 4,915,621
    shares  issued and outstanding as of
    September 30, 2001 and December 31, 2000,
    respectively                                        5,357           4,916
  Additional  paid-in  capital                      5,169,879       5,106,595
  Accumulated  deficit                             (5,223,239)     (5,012,806)
                                                 ------------    ------------

          Total  stockholders'  equity                411,997         558,705
                                                 ------------    ------------

                                                 $  1,995,618    $  2,717,991
                                                 ============    ============

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                               2001            2000            2001           2000
                           -------------    -------------  -------------  -------------
                           (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)

REVENUES:
  Beverage and food sales   $   409,256     $    744,057   $  1,797,795      2,561,016
  Admission  fees                57,320          169,626        244,772        685,915
  Gain on sale of assets              -                -        675,234              -
  Other  income                  71,326          169,783        232,378        351,160
                            -----------     ------------   ------------     ----------

                                537,902        1,083,466      2,950,179      3,598,091
                            -----------     ------------   ------------     ----------

COSTS  AND  EXPENSES:
  Cost of products
    and services                564,710          936,498      2,257,697      3,077,791
  General and administrative
    expense                      83,885          175,679        332,571        485,908
  Depreciation and
    amortization                 54,382           98,702        187,938        237,136
  Interest  expense              11,440           26,515         85,914         91,238
                            -----------     ------------   ------------     ----------

                                714,417        1,237,394      2,864,120      3,892,073
                            -----------     ------------   ------------     ----------

INCOME (LOSS) BEFORE INCOME
  TAXES                        (176,515)        (153,928)        86,059       (293,982)

PROVISION (BENEFIT) FOR
  INCOME  TAXES                       -          (56,953)      (100,000)      (108,773)

CHANGE IN VALUATION
  ALLOWANCE                           -           56,953              -        108,773
                            -----------     ------------   ------------     ----------

NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS      (176,515)        (153,928)       (13,941)      (293,982)

LOSS ON DISCONTINUED
  OPERATIONS                    (64,300)        (514,872)      (196,492)      (766,402)
                            -----------     ------------   ------------     ----------

NET INCOME (LOSS)
  BEFORE  DIVIDEND             (240,815)        (668,800)      (210,433)    (1,060,384)

PREFERRED STOCK DIVIDENDS             -          (15,500)             -        (15,500)
                            -----------     ------------   ------------     ----------

NET INCOME (LOSS)
  APPLICABLE TO COMMON
  STOCK                        (240,815)        (684,300)      (210,433)    (1,075,884)

OTHER COMPREHENSIVE LOSS:
  Unrealized losses on
    securities                        -          (50,000)             -        (50,000)
                            -----------     ------------   ------------     ----------

COMPREHENSIVE INCOME
  (LOSS)                    $  (240,815)    $   (734,300)  $   (210,433)    $1,125,884)
                            ===========     ============   ============     ==========

BASIC EARNINGS PER SHARE    $     (0.04)    $      (0.15)  $      (0.04)    $    (0.24)
                            ===========     ============   ============     ==========

DILUTED EARNINGS PER SHARE          N/A              N/A            N/A            N/A
                            ===========     ============   ============     ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT:
    BASIC  SHARES             5,357,121        4,482,003      5,142,414      4,425,987
                            ===========     ============   ============     ==========

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                 Series A         Series B         Series C         Series D
              10% Convertible  10% Convertible  10% Convertible  10% Convertible   Common
              Preferred Stock  Preferred Stock  Preferred Stock  Preferred Stock    Stock
                   Value            Value            Value            Value         0.001   Additional                  Total
                    of               of               of               of            par     Paid-In    Accumulated  Stockholders'
                  Shares           Shares           Shares           Shares       Value (1) Capital (1)   Deficit       Equity
              --------------------------------------------------------------------------------------------------------------------
Balance,
  December
  31, 1999      $  400,000       $         -      $         -      $         -    $ 4,236    $4,754,851 $(3,427,127)  $ 1,731,960

Exercise of
  stock  options         -                 -                -                -        170       127,254           -       127,424

Preferred Stock
  issued                 -                 -           60,000                -          -             -           -        60,000

Common stock
  issued to
  purchase
  interest
  in Boots, Inc.         -                 -                -                -        200       149,800           -       150,000

Common stock
  issued for
  cash                   -                 -                -                -        310        74,690           -        75,000

Net loss for
  the twelve
  months ended
  December 31,
  2000                   -                 -                -               -           -             -  (1,585,679)   (1,585,679)
              --------------------------------------------------------------------------------------------------------------------

Balance,
  December 31,
  2000             400,000                 -           60,000               -       4,916     5,106,595  (5,012,806)      558,705

Share adjustment
  on Boots, Inc.
  acquisition            -                 -                -               -         100          (100)          -             -

Issuance of
  stock  for
  services
  rendered               -                 -                -               -          91        13,634           -        13,725

Common stock
  issued in
  conversion of
  Rockwell, LLC
  note payable to
  equity                 -                 -                -               -         250        49,750           -        50,000

Net income for
  the nine months
  ended September
  30,  2001              -                 -                -               -           -             -    (210,433)     (210,433)
              --------------------------------------------------------------------------------------------------------------------

Balance,
  September
  30,  2001     $  400,000       $         -      $    60,000      $         -    $ 5,357    $5,169,879 $(5,223,239)  $   411,997
                =================================================================================================================

                See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  Page 1 of 2

                                                         2001          2000
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before discontinued
    operations                                        $  (13,941)   $  (309,482)
  Net income (loss) from discontinued operations        (196,492)      (766,402)
  Adjustments to reconcile net loss to net cash
    used  in  operating  activities  -
    Depreciation  and  amortization                      187,938        374,934
    Impairment  write  down                                    -        208,329
    Gain  on  sale  of  assets                          (675,234)             -
    Bad  debt  provision                                 100,000              -
    Deferred  income  tax  expense  (benefit)            100,000              -
    Other                                                 (7,608)             -
    Minority interests in earnings of subsidiaries             -              -
    Changes  in  assets  (increase)  decrease                  -              -
      Accounts and minimum lease payments receivable     (21,007)        66,664
      Due  from  related  parties                        (14,479)       117,683
      Inventories                                         20,440         18,441
      Prepaid  expenses                                   52,504          5,878
      Deposits  and  other  assets                             -        119,293
    Changes in liabilities increase (decrease)  -
      Accounts  payable                                  (70,989)        36,111
      Accrued  expenses                                  (36,886)        22,201
      Dividends  payable                                       -         15,500
                                                      ----------    -----------
        Net  cash  (used  in)
          operating  activities                         (575,754)       (90,850)
                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposal of property and equipment-net
    of  expenses                                       1,098,965              -
  Sale of investments                                          -         25,000
  Collections of notes receivable                         13,080              -
  Loan  advances                                         (33,645)             -
  Acquisition of property and equipment                  (75,259)      (431,827)
                                                      ----------    -----------

      Net cash provided by (used in)
        investing activities                           1,003,141       (406,827)
                                                      ----------    -----------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Minority  interest  investments  in  LLC's                -        (79,694)
     Sale of common stock                                      -        152,424
     Sale  of  preferred  stock                                -         60,000
     Borrowings under notes payable and
       capital  leases                                    40,007        260,396
     Repayments of notes payable and capital
       leases                                           (497,217)       (45,971)
                                                      ----------    -----------

         Net cash provided by financing activities      (457,210)       347,155
                                                      ----------    -----------

NET (DECREASE) INCREASE IN CASH                          (29,823)      (150,522)

CASH,  BEGINNING  OF  PERIOD                              78,925        172,622
                                                      ----------    -----------

CASH,  END  OF  PERIOD                                $   49,102    $    22,100
                                                      ==========    ===========

                 See accompanying notes to financial statements.

                              ATOMIC BURRITO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   Page 2 of 2

                                                 2001          2000
                                          (Unaudited)          (Unaudited)
                                                               -----------

                                                         2001          2000
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW  INFORMATION
   Cash  paid  for interest                            $  71,638     $  91,238
                                                       =========     =========


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

In the opinion of Atomic Burrito, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Net  investment  in  sales-type  lease  as of September 30, 2001, is as follows:

          Minimum  future  lease  payments
               Current  portion                            $   9,746
               Long-term  portion                            108,673
                                                           ---------

                                                             118,419
          Unearned  interest  income                          29,081
                                                           ---------

                                                           $ 147,500
                                                           =========

Minimum  future  lease  payments  receivable  include  the  following:

          2001                                            $   4,006
          2002                                                9,934
          2003                                               10,402
          2004                                               10,892
          2005                                               11,404
          Thereafter                                         71,781
                                                          ---------

                                                          $ 118,419
                                                          =========


Note  3-  NOTES  RECEIVABLE

The  Company  had  the  following  notes  receivable  at  September  30,  2001:

           9%  note  receivable  due  from  a
           corporation,  due October 2005                              $  75,000


           9%  note  receivable  due  from  a
           corporation,  due October 2005                                150,000

           9%  note  receivable  due  from  a
           corporation,  due October 2005                                160,000

           9%  note  receivable  due  from  a
           corporation,  due October 2005                                 33,646

           8%  note  receivable  due  from
           an  individual,  payable  in  monthly
           installments  of  $3,536,  including
           interest,  due September 2007                                 357,712
                                                                      ----------

                                                                         776,358


               Less:  Reserve  for  doubtful
               collectibility                                          (450,000)
                                                                     ----------
           Total,  net of reserve for collectibility                    326,358

           Less:  Current portion                                       (27,036)
                                                                     ----------
           Long-term  portion                                        $  299,322
                                                                     ==========

Note  4  -  NOTES  RECEIVABLE  FROM  AFFILIATES

        The Company had the following notes receivable due from affiliates as of September 30, 2001:

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

Note  5  -  PROPERTY  AND  EQUIPMENT

        Property and equipment as  of September 30, 2001, include the following:

           Leasehold  and other improvements                          $1,499,214
           Restaurant  and club equipment                                336,855
           Furniture  and fixtures                                       206,623
           Signage                                                        65,378
                                                                      ----------

                                                                       2,108,070
           Less accumulated depreciation                              (1,467,510)
                                                                      ----------
                Total  property and equipment                         $  640,560
                                                                      ==========

Note  6  -  DISCONTINUED  OPERATIONS

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

           Three B's issued three notes as consideration for the sale of the above mentioned entities, as follows: Development - $75,000, Tulsa - $160,000 and Wichita - $150,000. All notes bear interest at a rate of 9% per annum, have monthly payments scheduled to commence June 1, 2001 with final payment due on October 31, 2005. The notes are collateralized by all of the assets of the entities acquired by Three B's with requirements of the Company to provide satisfaction on certain liabilities of the entities sold to Three B's. In connection with this transaction, the Company has provided for a reserve of $177,000 to cover future possible losses which could arise from disputes resulting in adjustments in amounts paid on the notes receivable.

        (2)The Company sold its Norman restaurant location to Atomic Restaurant Group, L.L.C. (ARG) on September 15, 2000. The sales price was a $370,000 note payable in installments at 8% beginning November 15, 2000 for $3,535.91 until paid in full on September 15, 2007. The Company also sold all its assets at the Norman location but was still liable for the liabilities in the AB of Norman-I, L.L.C. entity, which included the obligations on the Norman location equipment. As of September 30, 2001, no payments have been made on this note. The Company has provided a $273,000 reserve to cover future possible losses, which could arise from disputes resulting in adjustments in amounts paid on the note receivable.

        The Houston and Oklahoma City locations ceased operations and the equipment at the Houston location was written down to $120,000. The Company in May 2001 entered into a lease agreement with Three B's to purchase the equipment from the Houston location, which is being used in a new restaurant location recently opened in Tulsa. Property and equipment from the Oklahoma City location valued at approximately $146,000 by the Company, has been moved to a storage facility in Tulsa. According to Company management, Three B's has agreed to lease the equipment for use in a third restaurant location in Tulsa currently in development. All leasehold improvements at the Oklahoma City location reverted to the landlord of the property under mutual agreement to cancel the remaining term of the lease.

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


Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations


PART  I

Special  Note  Regarding  Forward-Looking  Statements

Certain statements in this Form 10-QSB under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Part II, Item 1. Legal Proceedings" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Atomic Burrito, Inc. (the "Company") and its subsidiaries and affiliated partnerships to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; customer appeal and loyalty; availability, locations and terms of sites for nightclub development; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; availability of qualified personnel; food, labor and employee benefit costs; changes in, or the failure to comply with government regulations; regional weather conditions; construction schedules; and other factors referenced in the Form 10-QSB. The use in this Form 10-QSB of such words as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate and develop stores.

General

The Company owns and operates a western nightclub located in St Louis, Missouri. During April, 2001 the Company sold its western nightclub located in Wichita, Kansas.

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

In September 2000, the Company sold the property, equipment, and leasehold improvements in its Norman Atomic Burrito restaurant to an LLC in which one of the principals is a former Company employee. In connection with the sale of these assets, the LLC agreed to sublease land and building associated with this restaurant. This property was sold in exchange for a $370,000 8% note receivable.

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

In September, 2000, the Company closed its Oklahoma City Atomic Burrito location and is currently seeking a buyer to take over this location and assume the lease. As of June 30, 2000, the Company has reduced the carrying value of these assets by $200,000 to reflect the anticipated loss on ultimate disposition. As of June 30, 2001, the Company has placed the furniture and fixtures from this location in storage and returned the property to the landlord. Management believes it will be able to recover its remaining basis of $146,421 in this equipment by either selling or leasing this equipment to third parties.


Liquidity  and  Capital  Resources

As of September 30, 2001, the Company had cash of $49,102. This amount represented a decrease of $29,823 or 38% from cash at December 31, 2000. The decrease in cash from year-end reflects proceeds from the sale of the Wichita nightclub offset in part by a $575,665 reduction in liabilities and current operating losses from operating activities of $13,941 and the loss from discontinued operations of $196,492.

As of September 30, 2001, the Company's working capital position (current assets minus current liabilities) was a negative $(724,373) compared to a negative $(1,287,457) at December 31, 2000. The increase in working capital of $563,084 was due primarily to a $445,476 reduction in notes payable combined with a $107,875 reduction in accounts payable and accrued liabilities. This significant improvement in the Company's working capital position is a result of the sale of the Wichita nightclub.

Property and equipment is made up primarily of assets required to operate the St. Louis nightclub and certain restaurant equipment which the Company is either leasing or attempting to dispose of. Property and equipment decreased by $792,725 during the nine months ended September 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

The deferred income tax asset of $100,000 reflected on the books at December 31, 2000 was utilized for financial reporting purposes during the nine months ended September 30, 2001 to offset the tax liability associated with the gain on the sale of the Wichita nightclub. At September 30, 2001 the Company had approximately $2,800,000 in deferred tax assets which were fully reserved and not reflected on the Company's balance sheet at that date. At December 31, 2000 the Company had approximately $4,400,000 in net operating losses which will expire commencing in 2013 if not utilized.

On April 10, 2001, the Company sold its Wichita, Kansas night club operations for $1,200,000. This sale resulted in a gain of $675,234 and provided cash $1,032,250 to pay down existing debts and to finance future expansions of the night club operations.

During the nine months ended September 30, 2001, notes receivable from an affiliated Company were reduced by $55,199, leaving notes outstanding at September 30, 2001 to this affiliate in the amount of $574,801. No interest has been received or accrued on these notes, as the affiliate has waived its rights to receive preferred stock dividends.

During the nine months ended September 30, 2001, notes payable totaling $50,000 were converted to 250,000 shares of the Company's common stock.

RESULTS  OF  OPERATIONS

Comparison  of  the  Three  Months  Ended  September  30,  2001  and  2000

During the quarter ended September 30, 2001 the Company experienced a net loss of $(240,815) as compared to a loss of $(668,800) for the quarter ended
September  30,  2000.  The  following  analysis  explains  this  change:

Food and Beverage Sales - During the three months ended September 30, 2001, food and beverage sales decreased by 45% or $334,801 from $744,057 during 2000 to $409,256 during 2001. This decrease is due primarily to the sale of the Wichita nightclub on April 10, 2001.

Admissions Fees - During the three months ended September 30, 2001, admission fees decreased by 66% or $112,306 from $169,626 in 2000 to $57,320 in 2001. This decrease was due in part to the sale of the Wichita nightclub on April 10, 2001 and in part to the Company's policy of giving admissions fees to live entertainment in lieu of paying booking fees to these entertainers.

Other Income - Other income decreased by 58% or $98,457 from $169,783 during the quarter ended September 30, 2000 to $71,326 during the quarter ended September 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

Cost of Products and Services - Cost of products and services decreased by 40% or $371,788 from $936,498 in the quarter ended September 30, 2000 to $564,710 during the quarter ended September 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

General and Administrative Expenses - General and administrative expenses decreased by 52% or $91,794 from $175,679 in the quarter ended September 30, 2000 to $83,885 during the quarter ended September 30, 2001. This decrease is attributable to management's efforts to reduce administrative salaries and other administrative costs as operating activities have been reduced.


Depreciation Expense - Depreciation expense decreased by 45% or $44,320 from $98,702 during the quarter ended September 30, 2000 to $54,382 during the quarter ended September 30, 2001. This decrease results primarily from the sale of the Wichita nightclub.

Interest Expense - Interest expense decreased by 57% or $15,075 from $26,515 during the quarter ended September 30, 2000 to $11,440 during the quarter ended September 30, 2001. This decrease is due primarily to reductions in debt occurring subsequent to the sale of the Wichita nightclub.

Loss From Discontinued Operations - Losses from discontinued operations totaled $64,300 for the quarter ended September 30, 2001 as compared to losses of $514,872 for the comparable period in 2000. During 2000 this loss represents the net loss incurred by Atomic Burrito restaurants which were being operated at that time. The loss for the quarter ended September 30, 2001 includes an additional $50,000 provision for bad debts associated with the notes receivable received in consideration for the sale of certain restaurant operations along with certain expenses incurred on the Oklahoma City and Norman locations.

Comparison  of  the  Nine  Months  Ended  September  30,  2001  and  2000.

During the nine months ended September 30, 2001 the Company experienced a net loss of $(210,433) as compared to a net loss of $(1,060,384) for the nine months ended September 30, 2000. The following analysis explains this change:

Food and Beverage Sales - During the nine months ended September 30, 2001, food and beverage sales decreased by 30% or $763,221 from $2,561,016 during 2000 to $1,797,795 during 2001. This decrease is due primarily to the sale of the Wichita nightclub on April 10, 2001.

Admissions Fees - During the nine months ended September 30, 2001, admission fees decrease by 64% or $441,143 from $685,915 in 2000 to $244,772 in 2001. This decrease was due in part to the sale of the Wichita nightclub on April 10, 2001 and in part to the Company's policy of giving admissions fees to live entertainment in lieu of paying booking fees to these entertainers.

Gain on Sale of Assets - During the nine months ended September 30, 2001, the Company recognized a $675,234 gain on the sale of the Wichita nightclub.

Other Income - Other income decreased by 34% or $118,782 from $351,160 during the nine months ended September 30, 2000 to $232,378 during the nine months ended September 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.


Cost of Products and Services - Cost of products and services decreased by 27% or $820,194 from $3,077,791 in the nine months ended September 30, 2000 to $2,257,697 during the nine months ended September 30, 2001. This decrease was due primarily to the sale of the Wichita nightclub.

General and Administrative Expenses - General and administrative expenses decreased by 32% or $153,337 from $485,908 for the nine months ended September 30, 2000 to $332,571 for the nine months ended September 30, 2001. This decrease is attributable to management's efforts to reduce administrative salaries and other administrative costs as operating activities have been reduced.

Depreciation Expense - Depreciation expense decreased by 21% or $49,198 from $237,136 during the nine months ended September 30, 2000 to $187,938 during the nine months ended September 30, 2001. This decrease results primarily from the sale of the Wichita nightclub.

Interest Expense - Interest expense decreased by 6% or $5,324 from $91,238 during the nine months ended September 30, 2000 to $85,914 during the nine months ended September 30, 2001.

Income Tax Expense - During the nine months ended September 30, 2001 the Company recognized $100,000 in income tax expense reflecting the utilization of its deferred tax asset in the amount of $100,000 to offset gains associated with the sale of the Wichita nightclub.

Loss From Discontinued Operations - Losses from discontinued operations totaled $196,492 for nine months ended September 30, 2001 as compared to losses of $766,402 for the comparable period in 2000. During 2000 this loss represents the net loss incurred by Atomic Burrito restaurants which were being operated at that time. The loss for the nine months ended September 30, 2001 includes an additional $100,000 provision for bad debts associated with certain notes receivable received in consideration for the sale of certain restaurant operations along with certain expenses incurred on the Oklahoma City and Norman locations.




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

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

During the third quarter of 2001, the Company did not submit any matter to a vote of its shareholders.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:
     None

(b)  Reports  on  Form  8-K
     No  reports  8-K  were  filed  during the quarter ended September 30, 2001.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November  19,  2001                        Atomic  Burrito,  Inc.

                                           By:/s/Don  W.  Grimmett
                                              ---------------------------------
                                              Don  W.  Grimmett,  President